Form 10-K/A
period 2020-12-31
Healthcare Services Acquisition Corp
filed 2021-06-24
CIK 1824846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Healthcare Services Acquisition Corporation., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Healthcare Services Acquisition Corporation for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 28, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 13, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from August 26, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, (“ASC 815”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815 to the warrant agreement. We reassessed our accounting for the Warrants issued on December 28, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTOR SUMMARY

Certain statements in this Annual Report on Form 10-K/A may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

Introduction

We are a blank check company incorporated on August 26, 2020 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K/A as our initial business combination. While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on the industries that complement our management team’s background, and to capitalize on their demonstrated ability to identify and acquire businesses, focusing on healthcare services and related industries in the United States.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 24 months following the closing of the Initial Public Offering, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least 24 months following the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Although we intend to focus on identifying companies in healthcare services and related industries, we will consider an initial business combination outside of our management team’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management team will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue an initial business combination outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K/A regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management team may not be able to adequately ascertain or assess all of the significant risk factors associated with such an initial business combination. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Additionally, we may fail to identify all material risks associated with a target business, including fraud. See “-Any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities.” Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

In September 2020, our Sponsor purchased an aggregate of 8,625,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.003 per share. The number of shares of Class B common stock issued was determined based on the expectation that such shares of Class B common stock would represent 20% of the outstanding shares of common stock after the Initial Public Offering. In October 2020, our Sponsor transferred 30,000 shares of Class B common stock to each of our independent directors. In December 2020, our Sponsor forfeited 1,725,000 shares of our Class B common stock. On December 22, 2020, we effected a stock dividend of 1,380,000 shares with respect to our Class B common stock, resulting in our Sponsor holding an aggregate of 8,190,000 shares of our Class B common stock. Upon consummation of our initial business combination, our Sponsor will sell an aggregate of 1,518,000 shares of Class B common stock to our Anchor Investor for the same price originally paid for such shares by our Sponsor, subject to reduction as described under “Certain Relationships and Related Party Transactions.” All of the shares of Class B common stock will be worthless if we do not complete an initial business combination. In addition, simultaneously with the closing of the Initial Public Offering, our Sponsor and Anchor Investor purchased an aggregate of 8,624,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($8,624,000 in the aggregate), which will also be worthless if we do not complete an initial business combination. Among the Private Placement Warrants, 6,252,400 Private Placement Warrants were purchased by our Sponsor and 2,371,600 Private Placement Warrants were purchased by our Anchor Investor.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K/A to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K/A for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

In this Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the period ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from August 26, 2020 (inception) to December 31, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 28, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 13, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from August 26, 2020 (inception) through December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC 815. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815 to the warrant agreements. We reassessed our accounting for Warrants issued on December 28, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report on Form 10-K/A.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

Our entire activity from inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 26, 2020 (inception) through December 31, 2020, we had a net loss of approximately $2.3 million which consisted of approximately $39,000 in general and administrative costs, approximately $69,000 in franchise tax expense, approximately  $776,000 in loss upon issuance of private placement warrants, approximately $338,000 loss from changes in fair value of derivative warrant liabilities, transaction costs associated with derivative warrant liabilities of approximately $1.0 million, and approximately $8,000 in loss on investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from August 26, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $338,000.

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

Risks and Uncertainties

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination or our liquidation, we agreed to pay our Sponsor a total of $20,000 per month for office space, utilities and administrative support. For the period August 26, 2020 (inception) through December 31, 2020, we incurred and paid $5,807 of such services, included as administrative services - related party on the accompanying statement of operations. Administrative expenses were included within general and administrative expenses - related party in the statement of operations.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 28,820,030 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Our statement of operations includes a presentation of income/loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income/loss per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income (loss) earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was a loss of approximately $8,000 for the period from August 26, 2020 (inception) through December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $2.3 million, less income (loss) attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 16,560,000 warrants to purchase Class A common stock to investors in our Initial Public Offering and issued 8,624,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants, was calculated using a Monte Carlo model. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 28, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

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

We believe that Mr. Blair’s extensive experience in evaluating, operating, transacting, and governing healthcare services companies for the benefit of stockholders, along with his wide network of relationships with executives and management teams across all aspects of the healthcare services industry make him uniquely qualified to lead our board.

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

	Class A Common Stock		Class B Common Stock(1)
Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Healthcare Services Acquisition Holdings LLC(2)(3)	-	-	8,190,000	98.9%	19.8%
David T. Blair	-	-	-	-	-
Martin J. Payne	-	-	-	-	-
Joshua B. Lynn	-	-	-	-	-
Tao Tan	-	-	-	-	-
Michael P. Donovan	-	-	30,000	*	*
Brian T. Griffin	-	-	30,000	*	*
Jeanne L. Manischewitz	-	-	30,000	*	*
BlackRock, Inc.(4)	2,527,576	7.6%	-	-	6.1%
All executive officers and directors as a group (seven individuals)	-	-	90,000	1.1%	*

*	Less than one percent.
(1)	Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The exhibits listed below are filed as part of this Form 10-K/A other than Exhibit 32.1, which shall be deemed furnished

Exhibit number	Description of exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 30, 2020 (File No. 001-39823))
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on December 11, 2020 (File No. 333-249389))
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of June 2021.

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

Signature	Title	Date

/s/ David T. Blair	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 23, 2021
David T. Blair

/s/ Joshua B. Lynn	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	June 23, 2021
Joshua B. Lynn

/s/ Martin J. Payne	President and Director	June 23, 2021
Martin J. Payne

/s/ Michael P. Donovan	Director	June 23, 2021
Michael P. Donovan

/s/ Brian T. Griffin	Director	June 23, 2021
Brian T. Griffin

/s/ Jeanne L. Manischewitz	Director	June 23, 2021
Jeanne L. Manischewitz

HEALTHCARE SERVICES ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Healthcare Services Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Healthcare Services Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the SEC Staff Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York
June 22, 2021

HEALTHCARE SERVICES ACQUISITION CORPORATION
BALANCE SHEET
As Restated
December 31, 2020

Assets:
Current assets:
Cash	$922,756
Prepaid expenses	477,245
Total current assets	1,400,001
Investments held in Trust Account	331,191,879
Total Assets	332,591,880

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$8,823
Accrued expenses	78,417
Due to related party	20,200
Franchise tax payable	69,091
Total current liabilities	176,531
Derivative warrant liabilities	27,623,040
Deferred underwriting commissions	11,592,000
Total Liabilities	39,391,571

Commitments and Contingencies

Class A common stock, $0.0001 par value; 28,820,030 shares subject to possible redemption at $10.00 per share	288,200,300

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,299,970 shares issued and outstanding (excluding 28,820,030 shares subject to possible redemption)	430
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,280,000 shares issued and outstanding	828
Additional paid-in capital	7,268,342
Accumulated deficit	(2,269,591)
Total stockholders' equity	5,000,009
Total Liabilities and Stockholders' Equity	$332,591,880

The accompanying notes are an integral part of these financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
As Restated
For the Period from August 26, 2020 (Inception) Through December 31, 2020

General and administrative expenses	$32,967
General and administrative expenses - related party	5,807
Franchise tax expenses	69,091
Total operating expenses	(107,865)
Loss upon issuance of private placement warrants	(776,160)
Change in fair value of derivative warrant liabilities	(338,080)
Transaction costs allocated to derivative warrant liabilities	(1,039,365)
Loss on investments held in Trust Account	(8,121)
Net loss	$(2,269,591)

Basic and diluted weighted average shares outstanding of Class A common stock	33,120,000

Basic and diluted net loss per share, Class A common stock	$(0.00)

Basic and diluted weighted average shares outstanding of Class B common stock	7,233,750

Basic and diluted net loss per share, Class B common stock	$(0.31)

The accompanying notes are an integral part of these financial statements.

HEALTHCARE SERVICES ACQUISTION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
As Restated
For the Period from August 26 (Inception) Through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 26, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	8,280,000	828	24,172	-	25,000
Sale of units in initial public offering, less fair value of public warrants	33,120,000	3,312	-	-	313,311,888	-	313,315,200
Offering costs	-	-	-	-	(17,870,300)	-	(17,870,300)
Common stock subject to possible redemption	(28,820,030)	(2,882)	-	-	(288,197,418)	-	(288,200,300)
Net loss	-	-	-	-	-	(2,269,591)	(2,269,591)
Balance - December 31, 2020	4,299,970	$430	8,280,000	$828	$7,268,342	$(2,269,591)	$5,000,009

The accompanying notes are an integral part of these financial statements.

HEALTHCARE SERVICES ACQUISTION CORPORATION
STATEMENT OF CASH FLOWS
As Restated
For the Period from August 26, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(2,269,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss upon issuance of private placement warrants	776,160
Change in fair value of derivative warrant liabilities	338,080
Transaction costs allocated to derivative warrant liabilities	1,039,365
Loss on investments held in Trust Account	8,121
Changes in operating assets and liabilities:
Prepaid expenses	(477,245)
Accounts payable	68
Accrued expenses	6,417
Due to Related Party	20,200
Franchise tax payable	69,091
Net cash used in operating activities	(489,334)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(331,200,000)
Net cash used in investing activities	(331,200,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	174,000
Repayment of note payable to related party	(174,000)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from initial public offering, gross	331,200,000
Proceeds received from private placement	8,624,000
Offering costs paid	(7,236,910)
Net cash provided by financing activities	332,612,090

Net increase in cash	922,756

Cash - beginning of the period	-
Cash - end of the period	$922,756

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$72,000
Offering costs included in accounts payable	$8,755
Deferred underwriting commissions in connection with the initial public offering	$11,592,000
Initial value of common stock subject to possible redemption	$288,566,580
Change in value of common stock subject to possible redemption	$(366,280)

The accompanying notes are an integral part of these financial statements.

Note 1-Description of Organization, Business Operations and Basis of Presentation

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 26, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Healthcare Services Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 22, 2020. On December 28, 2020, the Company consummated its Initial Public Offering of 33,120,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 4,320,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $331.2 million, and incurring offering costs of approximately $18.9 million, inclusive of approximately $11.6 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,624,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”), generating proceeds of approximately $8.6 million (Note 5).

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

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from August 26, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash payment of $25,000 from the Sponsor to purchase the Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $174,000 under the Note (Note 5). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2 —Restatement of Previously Issued Financial Statements

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A common stock that the Company issued in July 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in December 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815 to the warrant agreement. The Company reassessed its accounting for Warrants issued December 28, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$332,591,880	$-	$332,591,880
Liabilities and stockholders’ equity
Total current liabilities	$176,531	$-	$176,531
Deferred underwriting commissions	11,592,000	-	11,592,000
Derivative warrant liabilities	-	27,623,040	27,623,040
Total liabilities	11,768,531	27,623,040	39,391,571
Class A common stock, $0.0001 par value; shares subject to possible redemption	315,823,340	(27,623,040)	288,200,300
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	154	276	430
Class B common stock - $0.0001 par value	828	-	828
Additional paid-in-capital	5,115,013	2,153,329	7,268,342
Accumulated deficit	(115,986)	(2,153,605)	(2,269,591)
Total stockholders’ equity	5,000,009	-	5,000,009
Total liabilities and stockholders’ equity	$332,591,880	$-	$332,591,880

	For the Period From August 26, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Operations
Loss from operations	$(107,865)	$-	$(107,865)
Other (expense) income:
Loss upon issuance of private placement warrants		(776,160)	(776,160)
Transaction costs allocated to derivative warrant liabilities	-	(1,039,365)	(1,039,365)
Change in fair value of derivative warrant liabilities	-	(338,080)	(338,080)
Loss on investments held in Trust Account	(8,121)	-	(8,121)
Total other (expense) income	(8,121)	(2,153,605)	(2,161,726)
Net loss	$(115,986)	$(2,153,605)	$(2,269,591)

Basic and diluted weighted average shares outstanding of Class A common stock	33,120,000	-	33,120,000
Basic and diluted net loss per share, Class A common stock	$-	-	$-
Basic and diluted weighted average shares outstanding of Class B common stock	7,233,750	-	7,233,750
Basic and diluted net loss per share, Class B common stock	$(0.01)	-	$(0.31)

	For the Period From August 26, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Cash Flows
Net Loss	$(115,986)	$(2,153,605)	$(2,269,591)
Loss upon issuance of private placement warrants	-	776,160	776,160
Change in fair value of derivative warrant liabiliites	-	338,080	338,080
Transaction costs allocated to derivative warrant liabilities	-	1,039,365	1,039,365
Initial value of common stock subject to possible redemption	315,851,540	(27,284,960)	288,566,580
Change in additional paid-in-capital and accumulated deficit for transaction costs allocated to derivative warrant liabilities	$-	$1,039,365	$1,039,365
Change in value of common stock subject to possible redemption	(28,200)	(338,080)	(366,280)

In addition, the impact to the balance sheet dated December 28, 2020, filed on Form 8-K on January 4, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $27.3 million increase to the derivative warrant liabilities line item at December 28, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item; a change in additional paid-in-capital and accumulated deficit for transaction costs allocated to derivative warrant liabilities of $1.04 million. There is no change to total stockholders’ equity at the reported balance sheet date.

Note 3-Summary of Significant Accounting Policies

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

Investments Held in Trust Account

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in Trust Account. As of December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The fair value of Public Warrants, was calculated using a Monte Carlo model that assumes optimal exercise of the Company's redemption option, including the make whole table, at the earliest possible date. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering.   Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs allocated to the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.0 million is included in transaction costs allocated to derivative warrant liabilities in the statement of operations and $17.9 million is included in stockholders’ equity. The Company will keep deferred underwriting commissions classified as a long term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480.  Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 28,820,030 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Net Income/Loss Per Share of Common Stock

Net income/loss per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 25,184,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income/loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income/loss per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the loss on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was the loss of approximately $8,000 for the period from August 26, 2020 (inception) through December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $2.3 million, less income (loss) attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 16,560,000 warrants to purchase Class A common stock to investors in the Company’s Initial Public Offering and simultaneously issued 8,624,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants, was calculated using a Monte Carlo model that assumes optimal exercise of the Company's redemption option, including the make whole table, at the earliest possible date. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. The fair value of the Public Warrants has subsequently been measured by their trading price.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 4-Initial Public Offering

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

Each Unit consists of one share of Class A common stock, and one- half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5-Related Party Transactions

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

Related Party Loans

On September 2, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $174,000 under the Note and repaid the Note in full on December 23, 2020.

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

Note 6-Commitments and Contingencies

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

Note 7- Derivative Warrant Liabilities

As of December 31, 2020, the Company had 16,560,000 and 8,624,000 Public Warrants and Private Warrants outstanding, respectively.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, except as provided below under “-Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00,” the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor, the Anchor Investor or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, the Anchor Investor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 8-Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 33,120,000 shares of Class A common stock outstanding, including 28,820,030 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 8,280,000 shares of Class B common stock issued and outstanding, which reflects the share capitalizations as discussed in Note 5. Of the 8,280,000 shares of Class B common stock outstanding, up to 1,080,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriter' over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company's issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on December 28, 2020; thus these 1,080,000 Founder Shares are no longer subject to forfeiture.

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - US Treasury securities	$331,191,879	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$-	$-	$18,050,400
Derivative warrant liabilities - Public warrants	$-	$-	$9,572,640

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

The fair value of Public Warrants was calculated using a Monte Carlo model. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $0.3 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of December 28, 2020	As of December 31, 2020
Option term (in years)	1.0	1.0
Volatility	20.70%	20.90%
Risk-free interest rate	0.38%	0.36%
Expected dividends	0.00%	0.00%
Probability of successful initial business combination	80.0%	80.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from August 26, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at August 26, 2020 (inception)	$-
Issuance of Public and Private Warrants	27,284,960
Change in fair value of derivative warrant liabilities	338,080
Derivative warrant liabilities at December 31, 2020	$27,623,040

Note 10-Income Taxes

The Company's general and administrative costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

December 31, 2020
Current
Federal	$-
State	-
Deferred
Federal	(24,357)
State	-
Change in Valuation allowance	24,357
Income tax provision	$-

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$8,143
Net operating loss carryforwards	16,215
Total deferred tax assets	24,357
Valuation allowance	(24,357)
Deferred tax asset, net of allowance	$-

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follow:

December 31, 2020
Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(3.1)%
Transaction costs allocated to derivative warrant liabilities	(9.6)%
Loss upon issuance of private placement warrants	(7.2)%
Change in valuation allowance	(1.1)%
Income Taxes Benefit	0.0%

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

Note 11-Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed, including the restatement described in Note 2.