Form 10-Q
period 2021-03-31
Healthcare Services Acquisition Corp
filed 2021-07-08
CIK 1824846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Healthcare Services Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	001-39823	85-2754095
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

7809 Woodmont Avenue, Suite 200 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

(301) 605-1309
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-half of one redeemable Warrant	HCARU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	HCAR	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole Warrant exercisable for one share of Class A Common Stock, each at an exercise price of $11.50 per share	HCARW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of July 8, 2021, 33,120,000 Class A common stock, par value $0.0001, and 8,280,000 Class B common stock, par value $0.0001, were issued and outstanding.

HEALTHCARE SERVICES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$672,121	$922,756
Prepaid expenses	488,204	477,245
Total current assets	1,160,325	1,400,001
Investments held in Trust Account	331,317,990	331,191,879
Total Assets	332,478,315	332,591,880

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$14,308	$8,823
Accrued expenses	139,674	78,417
Due to Related Party	-	20,200
Franchise tax payable	117,908	69,091
Income tax payable	21,269	-
Total current liabilities	293,159	176,531
Deferred underwriting commissions	11,592,000	11,592,000
Derivative warrant liabilities	16,038,400	27,623,040
Total Liabilities	27,923,559	39,391,571

Commitments and Contingencies

Class A common stock, $0.0001 par value; 29,955,475 and 28,820,030 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	299,554,750	288,200,300

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,164,525 and 4,299,970 shares issued and outstanding (excluding 29,955,475 and 28,820,030 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	316	430
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,280,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	828	828
Additional paid-in capital	-	7,268,342
Retained earnings (accumulated deficit)	4,998,862	(2,269,591)
Total stockholders' equity	5,000,006	5,000,009
Total Liabilities and Stockholders' Equity	$332,478,315	$332,591,880

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

General and administrative expenses	$226,218
General and administrative expenses - related party	60,000
Franchise tax expenses	48,817
Total operating expenses	(335,035)
Other income
Investment income on Trust Account	126,111
Change in fair value of derivative warrant liabilities	11,584,640
Income before income tax expense	11,375,716
Income tax expense	21,269
Net income	$11,354,447

Basic and diluted weighted average shares outstanding of Class A common stock	33,120,000

Basic and diluted net income per share, Class A common stock	$0.00

Basic and diluted weighted average shares outstanding of Class B common stock	8,280,000

Basic and diluted net income per share, Class B common stock	$1.36

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance - December 31, 2020	4,299,970	$430	8,280,000	$828	$7,268,342	$(2,269,591)	$5,000,009
Common stock subject to possible redemption	(1,135,445)	(114)	-	-	(7,268,342)	(4,085,994)	(11,354,450)
Net income	-	-	-	-	-	11,354,447	11,354,447
Balance - March 31, 2021 (unaudited)	3,164,525	$316	8,280,000	$828	$-	$4,998,862	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

Cash Flows from Operating Activities:
Net income	$11,354,447
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(126,111)
Change in fair value of derivative warrant liabilities	(11,584,640)
Changes in operating assets and liabilities:
Prepaid expenses	(10,959)
Accounts payable	5,485
Accrued expenses	61,257
Due to related party	(20,200)
Franchise tax payable	48,817
Income tax payable	21,269
Net cash used in operating activities	(250,635)

Net change in cash	(250,635)

Cash - beginning of the period	922,756
Cash - end of the period	$672,121

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$11,354,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 26, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Healthcare Services Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 22, 2020. On December 28, 2020, the Company consummated its Initial Public Offering of 33,120,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 4,320,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $331.2 million, and incurring offering costs of approximately $18.9 million, inclusive of approximately $11.6 million in deferred underwriting commissions (Notes 2 and 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,624,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”), generating proceeds of approximately $8.6 million (Notes 4 and 6).

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on June 24, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $672,000 in its operating bank account, and working capital of approximately $985,000 (not including franchise tax obligations of approximately $118,000 that may be paid using investment income earned in the Trust Account).

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and have concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and any cash held in the Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, due to related party, income tax payable and franchise tax payable approximate their fair values due to the short-term nature of the instruments.

Prior to the Public Warrants being separately traded in an active market, the fair value of Public Warrants was calculated using a Monte Carlo model that assumes optimal exercise of the Company's redemption option, including the make whole table, at the earliest possible date. Beginning in January 2021, the fair value of the Public Warrants are determined based on the listed price in an active market for such warrants. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering.  Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The 16,560,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 8,624,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants, was calculated using a Monte Carlo model that assumes optimal exercise of the Company's redemption option, including the make whole table, at the earliest possible date. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Beginning in January 2021, the fair value of the Public Warrants are determined based on the listed price in an active market for such warrants.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 29,955,475 and 28,820,030 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the condensed balance sheets, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates. These temporary differences primarily relate to net operating loss carryforwards available to offset future taxable income. Valuation allowances are established, if necessary, to reduce a deferred tax asset to the amount that will more likely than not be realized.

The Company recognizes tax liabilities from an uncertain tax position only if it is more likely than not that the tax position will not be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. There are no uncertain tax positions that have been recognized in the accompanying unaudited condensed financial statements. The Company is required to file tax returns in the U.S. federal jurisdiction and in the state of Maryland. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits, if any, as part of income tax expense. No such interest and penalties have been accrued as of March 31, 2021 and December 31, 2020.

Net Income Per Share of Common Stock

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 25,184,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was the income of approximately $56,000 for the three months ended March 31, 2021, by the weighted average number of Class A common stock outstanding for the period. Net income per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net income of approximately $11.4 million, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. As permitted by the standard, the Company has elected to early adopt this standard on January 1, 2021 with no impact upon adoption.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Due to Related Party

The Company’s officers or directors pay for certain expenses on behalf of the Company. Such expenses are recorded as due to related party and reimbursed to the Company’s officers or directors. As of March 31, 2021 and December 31, 2020, the Company had a payment of approximately $0 and $20,000, respectively, due to related party on the condensed balance sheets.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and administrative support. Administrative expenses were included within general and administrative expenses - related party in the statement of operations. For the three months ended March 31, 2021, the Company incurred approximately $60,000 in general and administrative expenses to related party expenses on the condensed statement of operations.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 — Derivative Warrant Liabilities

As of March 31, 2021 and December 31, 2020, the Company has 16,560,000 and 8,624,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 3,164,525 and 4,299,970 shares of Class A common stock issued or outstanding, excluding 29,955,475 and 28,820,030 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 8,280,000 Class B ordinary shares issued and outstanding, which reflects the share capitalizations as discussed in Note 4. Of the 8,280,000 shares of Class B common stock outstanding, up to 1,080,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriter' over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company's issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on December 28, 2020; thus these 1,080,000 Founder Shares are no longer subject to forfeiture.

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8—Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, respectively, by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$331,317,990	$-	$-	$331,317,990
Liabilities:
Derivative warrant liabilities - Public Warrants	$10,432,800	$-	$-	$10,432,800
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$5,605,600	$5,605,600

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$331,191,879	$-	$-	$331,191,879
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$-	$18,050,400	$18,050,400
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$9,572,640	$9,572,640

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2021.

Level 1 instruments include investments invested in government securities and Public Warrants. The Company uses quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price was available, the Company utilized a Monte Carlo simulation to estimate the fair value of the public warrants at each reporting period and Black-Scholes Option Pricing Model to estimate the fair value of the private warrants at each reporting period, with changes in fair value recognized in the statement of operations.

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation and Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of March 31, 2021	As of December 31, 2020
Option term (in years)	0.7	1.0
Volatility	15.00%	20.90%
Risk-free interest rate	0.92%	0.36%
Expected dividends	0.00%	0.00%
Probability of successful initial business combination	80.0%	80.0%

The change in the fair value of the derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$27,623,040
Transfers out of Level 3	(18,050,400)
Change in fair value of derivative warrant liabilities	(3,967,040)
Derivative warrant liabilities at March 31, 2021	$5,605,600

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date that the unaudited condensed financial statements were available to be issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Healthcare Services Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had an income of approximately $11.4 million, which consisted of general and administrative expenses of approximately $286,000, franchise tax expense of approximately $49,000 and income tax expense of approximately $21,000, partially offset by investment income on the Trust Account of approximately $126,000 and change in fair value of derivative liabilities of approximately $11.6 million.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $672,000 in our operating bank account and working capital of approximately $985,000 (not including franchise tax obligations of approximately $119,000 that may be paid using investment income earned in the Trust Account).

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 from the sale of shares of Class B common stock to our Sponsor and loan proceeds from our Sponsor of approximately $174,000 under a promissory note. The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheets. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 29,955,475 and 28,820,030 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the condensed balance sheets, respectively.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 16,560,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 8,624,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using the Monte Carlo simulation model and the Black-Scholes Option Pricing Method (“BSM”) and subsequently, the fair value of the Private Placement Warrants has been estimated using the BSM each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering.  Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Net Income Per Share of Common Stock

Net income per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 25,184,000 shares of our Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was the income of approximately $56,000 for the three months ended March 31, 2021, by the weighted average number of Class A common stock outstanding for the period. Net income per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net income of approximately $11.4 million, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. As permitted by the standard, we have elected to early adopt this standard in our first quarter of 2021 with no impact upon adoption.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K/A as filed with the SEC on June 24, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this

Healthcare Services Acquisition Corporation

Date: July 8, 2021	By:	/s/ David T. Blair
Name: David T. Blair
Title: Chief Executive Officer