Form 10-Q
period 2021-06-30
Healthcare Services Acquisition Corp
filed 2021-08-16
CIK 1824846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

As of August 16, 2021, 33,120,000 shares of Class A common stock, par value $0.0001, and 8,280,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

HEALTHCARE SERVICES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$562,340	$922,756
Prepaid expenses	394,728	477,245
Total current assets	957,068	1,400,001
Investments held in Trust Account	331,213,300	331,191,879
Total Assets	$332,170,368	$332,591,880

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$81,763	$8,823
Accrued expenses	134,925	78,417
Due to related party	-	20,200
Franchise tax payable	70,154	69,091
Income tax payable	21,269	-
Total current liabilities	308,111	176,531
Deferred underwriting commissions	11,592,000	11,592,000
Accrued liabilities	2,153,500	-
Derivative warrant liabilities	22,413,760	27,623,040
Total Liabilities	36,467,371	39,391,571

Commitments and Contingencies

Class A common stock, $0.0001 par value; 29,070,299 and 28,820,030 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	290,702,990	288,200,300

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,049,701 and 4,299,970 shares issued and outstanding (excluding 29,070,299 and 28,820,030 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	405	430
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,280,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	828	828
Additional paid-in capital	4,765,677	7,268,342
Retained earnings (accumulated deficit)	233,097	(2,269,591)
Total stockholders’ equity	5,000,007	5,000,009
Total Liabilities and Stockholders’ Equity	$332,170,368	$332,591,880

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	(Unaudited)	(Unaudited)
General and administrative expenses	$2,361,768	$2,587,986
General and administrative expenses - related party	60,000	120,000
Franchise tax expense	50,219	99,036
Total operating expenses	(2,471,987)	(2,807,022)
Other income (expense)
Investment income (loss) on Trust Account	(4,412)	121,699
Change in fair value of derivative warrant liabilities	(6,375,360)	5,209,280
Income (expense) before income tax expense	(8,851,759)	2,523,957
Income tax expense	-	21,269
Net income (loss)	$(8,851,759)	$2,502,688

Weighted average shares outstanding of Class A common stock	33,120,000	33,120,000

Basic and diluted net income (loss) per share, Class A common stock	$(0.00)	$0.00

Weighted average shares outstanding of Class B common stock	8,280,000	8,280,000

Basic and diluted net income (loss) per share, Class B common stock	$(1.07)	$0.30

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance - December 31, 2020	4,299,970	$430	8,280,000	$828	$7,268,342	$(2,269,591)	$5,000,009
Class A Common stock subject to possible redemption	(1,135,445)	(114)	-	-	(7,268,342)	(4,085,994)	(11,354,450)
Net income	-	-	-	-	-	11,354,447	11,354,447
Balance - March 31, 2021 (unaudited)	3,164,525	316	8,280,000	828	$-	4,998,862	5,000,006
Class A Common stock subject to possible redemption	885,176	89	-	-	4,765,677	4,085,994	8,851,760
Net loss	-	-	-	-	-	(8,851,759)	(8,851,759)
Balance - June 30, 2021 (unaudited)	4,049,701	$405	8,280,000	$828	$4,765,677	$233,097	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$2,502,688
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(121,699)
Change in fair value of derivative warrant liabilities	(5,209,280)
Changes in operating assets and liabilities:
Prepaid expenses	82,517
Accounts payable	72,940
Accrued expenses	56,508
Due to related party	(20,200)
Franchise tax payable	1,063
Income tax payable	21,269
Accrued liabilities	2,153,500
Net cash used in operating activities	(460,694)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay taxes	100,278
Net cash provided by investing activities	100,278

Net change in cash	(360,416)

Cash - beginning of the period	922,756
Cash - end of the period	$562,340

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$2,502,690

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Basis of Presentation

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 26, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, or any future interim periods.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $562,000 in its operating bank account, and working capital of approximately $719,000 (not including franchise tax obligations of approximately $70,000 that may be paid using investment income earned in the Trust Account).

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” (“ASC 820”) equal or approximate the carrying amounts represented in the condensed balance sheets due to their short-term nature.

Fair Value Measurements

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants, was calculated using a Monte Carlo model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Beginning in January 2021, the fair value of the Public Warrants is determined based on the listed price in an active market for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 29,070,299 and 28,820,030 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the condensed balance sheets, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets of $745,170 and $24,357, respectively, with a full valuation allowance against them.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:
	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock
Income (loss) from investments held in Trust Account	$(4,412)	$121,699
Less: Company’s portion available to be withdrawn to pay taxes	-	(120,305)
Net income attributable to Class A common stock	$(4,412)	$1,394
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	33,120,000	33,120,000
Basic and diluted net income per share, Class A common stock	$(0.00)	$0.00

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$(8,851,759)	$2,502,688
Net income allocable to Class A common stock	4,412	(1,394)
Net income (loss) attributable to Class B common stock	$(8,847,347)	$2,501,294
Denominator: Weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	8,280,000	8,280,000
Basic and diluted net loss per share, Class B common stock	$(1.07)	$0.30

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 3 - Initial Public Offering

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

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 - Related Party Transactions

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Sponsor, the Anchor Investor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On September 2, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $174,000 under the Note and repaid the Note in full upon closing of the Initial Public Offering. No future borrowings are permitted under this loan.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Due to Related Party

The Company’s officers or directors pay for certain expenses on behalf of the Company. Such expenses are recorded as due to related party and reimbursed to the Company’s officers or directors. As of June 30, 2021 and December 31, 2020, the Company had a payment of approximately $0 and $20,000, respectively, due to related party on the condensed balance sheets.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and administrative support. For the three and six months ended June 30, 2021, the Company incurred expenses of $60,000 and $120,000, respectively. As of June 30, 2021 and December 31, 2020, the Company had no balance outstanding on the accompanying condensed balance sheets.

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

Note 5 - Commitments and Contingencies

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 6 - Derivative Warrant Liabilities

As of June 30, 2021 and December 31, 2020, the Company has 16,560,000 Public Warrants and 8,624,000 Private Placement Warrants outstanding.

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

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 4,049,701 and 4,299,970 shares of Class A common stock issued or outstanding, excluding 29,070,299 and 28,820,030 shares subject to possible redemption, respectively.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 8,280,000 Class B ordinary shares issued and outstanding, which reflects the share capitalizations as discussed in Note 4.

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

Note 8 - Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, respectively, by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$331,213,300	$-	$-	$331,213,300
Liabilities:
Derivative warrant liabilities - Public Warrants	$14,738,400	$-	$-	$14,738,400
Derivative warrant liabilities - Private Placement Warrants	$-	$7,675,360	$-	$7,675,360

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$331,191,879	$-	$-	$331,191,879
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$-	$18,050,400	$18,050,400
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$9,572,640	$9,572,640

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement at the same time as Public Warrants, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants.

Level 1 instruments include investments invested in government securities and Public Warrants. The Company uses quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Level 2 instruments include Private Placement Warrants. The Company uses the same quoted market prices from dealers or brokers, and other similar sources as Public Warrants to determine the fair value of its investments.

There were no Level 3 measurement inputs used in the three and six months ended June 30, 2021.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$27,623,040
Transfer of Public Warrants to Level 1	(18,050,400)
Transfer of Private Warrants to Level 2	(9,572,640)
Change in fair value of derivative warrant liabilities	-
Derivative warrant liabilities at March 31, 2021	-
Change in fair value of derivative warrant liabilities	-
Derivative warrant liabilities at June 30, 2021	$-

Note 9 - Subsequent Events

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $8.9 million, which consisted of general and administrative expenses of approximately $2.4 million, franchise tax expense of approximately $50,000, investment expense on the Trust Account of approximately $4,000 and change in fair value of derivative liabilities of approximately $6.4 million.

For the six months ended June 30, 2021, we had a net income of approximately $2.5 million, which consisted of investment income on the Trust Account of approximately $122,000 and change in fair value of derivative liabilities of approximately $5.2 million, partially offset by general and administrative expenses of approximately $2.7 million, franchise tax expense of approximately $99,000 and income tax expense of approximately $21,000.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $562,000 in our operating bank account and working capital of approximately $719,000 (not including franchise tax obligations of approximately $70,000 that may be paid using investment income earned in the Trust Account).

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 from the sale of shares of Class B common stock to our Sponsor and loan proceeds from our Sponsor of approximately $174,000 under a promissory note. The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 29,070,299 and 28,820,030 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the condensed balance sheets, respectively.

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

The 16,560,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 8,624,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants was calculated using a Monte Carlo simulation model that assumes optimal exercise of our redemption option, including the make whole table, at the earliest possible date. The fair value of Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Beginning in January 2021, the fair value of the Public Warrants is determined based on the listed price in an active market for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. As permitted by the standard, we have elected to early adopt this standard in our first quarter of 2021 with no impact upon adoption.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K/A as filed with the SEC on June 24, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K/A filed by the Company with the SEC on June 24, 2021.

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

Healthcare Services Acquisition Corporation

Date: August 16, 2021	By:	/s/ David T. Blair
Name: David T. Blair
Title: Chief Executive Officer