Form 10-Q
period 2021-09-30
Healthcare Services Acquisition Corp
filed 2021-11-15
CIK 1824846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 15, 2021, 33,120,000 shares of Class A common stock, par value $0.0001, and 8,280,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

HEALTHCARE SERVICES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the Period from August 26, 2020 (inception) through September 30, 2020 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2021, and for the Period from August 26, 2020 (Inception) through September 30, 2020 (Unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the period from August 26, 2020 (inception) through September 30, 2020 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	26
Item 6.	Exhibits	26
SIGNATURES		27

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$421,282	$922,756
Prepaid expenses	301,948	477,245
Total current assets	723,230	1,400,001
Investments held in Trust Account	331,235,266	331,191,879
Total Assets	$331,958,496	$332,591,880

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$69,750	$8,823
Accrued expenses	72,285	78,417
Due to related party	-	20,200
Franchise tax payable	106,028	69,091
Income tax payable	21,269	-
Total current liabilities	269,332	176,531
Deferred underwriting commissions	11,592,000	11,592,000
Accrued liabilities	3,046,833	-
Derivative warrant liabilities	16,621,440	27,623,040
Total Liabilities	31,529,605	39,391,571

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 33,120,000 shares issued and outstanding at $10.00 per share as of September 30, 2021 and December 31, 2020	331,200,000	331,200,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,280,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	828	828
Additional paid-in capital	-	-
Accumulated deficit	(30,771,937)	(38,000,519)
Total stockholders’ deficit	(30,771,109)	(37,999,691)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$331,958,496	$332,591,880

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from August 26, 2020 (Inception) through September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative expenses	$992,518	$3,580,504	$2,919
General and administrative expenses - related party	60,000	180,000	-
Franchise tax expense	49,863	148,899	-
Total operating expenses	(1,102,381)	(3,909,403)	(2,919)
Other income (expense)
Investment income (loss) on Trust Account	35,955	157,654	-
Change in fair value of derivative warrant liabilities	5,792,320	11,001,600	-
Income (expense) before income tax expense	4,725,894	7,249,851	(2,919)
Income tax expense	-	21,269	-
Net income (loss)	$4,725,894	$7,228,582	$(2,919)

Weighted average shares outstanding of Class A common stock	33,120,000	33,120,000	-
Basic and diluted net income (loss) per share, Class A common stock	$0.11	$0.17	$-
Weighted average shares outstanding of Class B common stock	8,280,000	8,280,000	7,200,000
Basic and diluted net income (loss) per share, Class B common stock	$0.11	$0.17	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	8,280,000	$828	$-	$(38,000,519)	$(37,999,691)
Net income	-	-	-	-	-	11,354,447	11,354,447
Balance - March 31, 2021 (unaudited)	-	-	8,280,000	828	$-	(26,646,072)	(26,645,244)
Net loss	-	-	-	-	-	(8,851,759)	(8,851,759)
Balance - June 30, 2021 (unaudited)	-	-	8,280,000	828	-	(35,497,831)	(35,497,003)
Net income	-	-	-	-	-	4,725,894	4,725,894
Balance - September 30, 2021 (unaudited)	-	$-	$8,280,000	$828	$-	$(30,771,937)	$(30,771,109)

For the Period from August 26, 2020 (inception) through September 30, 2020 (Unaudited)

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 26, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	8,280,000	828	24,172	-	25,000
Net loss	-	-	-	-	-	(2,919)	(2,919)
Balance - September 30, 2020 (unaudited)	-	$-	8,280,000	$828	$24,172	$(2,919)	$22,081

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from August 26, 2020 (Inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$7,228,582	$(2,919)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(157,654)	-
Change in fair value of derivative warrant liabilities	(11,001,600)	-
Changes in operating assets and liabilities:
Prepaid expenses	175,297	(8,220)
Accounts payable	60,927	43
Accrued expenses	(6,132)	1,096
Due to related party	(20,200)	-
Franchise tax payable	36,937	-
Income tax payable	21,269	-
Accrued liabilities	3,046,833	-
Net cash used in operating activities	(615,741)	(10,000)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay franchise taxes	114,267	-
Net cash provided by investing activities	114,267	-

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	-	124,000
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Payment for deferred offering costs	-	(50,650)
Net cash provided by financing activities	-	98,350

Net change in cash	(501,474)	88,350

Cash - beginning of the period	922,756	-
Cash - end of the period	$421,282	$88,350

Supplemental disclosure of noncash activities:
Deferred offering costs included in accounts payable	$-	$23,450
Deferred offering costs included in accrued expenses	$-	$109,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 26, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, $331.2 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Amended and Restated Certificate of Incorporation provides that the Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, or any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on June 24, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets.  Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $6.9 million in additional paid-in capital and an increase of approximately $35.7 million to accumulated deficit, as well as a reclassification of 4,263,343 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on January 4, 2021 and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The impact of the revision to the balance sheet as of December 31, 2020 is a reclassification of $43.0 million from total stockholders’ equity to Class A common stock subject to possible redemption. The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $31.6 million and $40.5 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $421,000 in its operating bank account, and working capital of approximately $560,000 (not including franchise tax obligations of approximately $106,000 that may be paid using investment income earned in the Trust Account).

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2021 and December 31, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” (“ASC 820”) equal or approximate the carrying amounts represented in the condensed balance sheets due to their short-term nature.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants, was calculated using a Monte Carlo model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Beginning in January 2021, the fair value of the Public Warrants is determined based on the listed price in an active market for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 33,120,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the condensed balance sheets, respectively.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable share of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets of $1.1 million and $24,357, respectively, with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 25,184,000 shares of common stock since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021, and for the period from August 26, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table reflects the calculation of basic and diluted net income (loss) per common share.
	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021		For the Period from August 26, 2020 (Inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$3,780,715	$945,179	$5,782,866	$1,445,716	$-	$(2,919)

Denominator:
Basic and diluted weighted average common stock outstanding	33,120,000	8,280,000	33,120,000	8,280,000	-	7,200,000

Basic and diluted net income (loss) per common stock	$0.11	$0.11	$0.17	$0.17	$-	$(0.00)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Due to Related Party

The Company’s officers or directors pay for certain expenses on behalf of the Company. Such expenses are recorded as due to related party and reimbursed to the Company’s officers or directors. As of September 30, 2021 and December 31, 2020, the Company had a payment of approximately $0 and $20,000, respectively, due to related party on the condensed balance sheets.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and administrative support. For the three and nine months ended September 30, 2021, the Company incurred expenses of $60,000 and $180,000, respectively. As of September 30, 2021 and December 31, 2020, the Company had no balance outstanding on the accompanying condensed balance sheets.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.6 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or approximately $11.6 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 - Derivative Warrant Liabilities

As of September 30, 2021 and December 31, 2020, the Company has 16,560,000 Public Warrants and 8,624,000 Private Placement Warrants outstanding.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 33,120,000 shares of Class A common stock outstanding subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$331,200,000
Less:
Fair value of Public Warrants at issuance	(17,884,800)
Offering costs allocated to Class A common stock subject to redemption amount	(17,870,300)
Plus:
Accretion on Class A common stock subject to possible redemtion amount	35,755,100
Class A common stock subject to possible redemption	$331,200,000

Note 8 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 33,120,000 shares of Class A common stock issued or outstanding, all of which were subject to possible redemption, and are classified as temporary equity (see Note 7).

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 8,280,000 Class B ordinary shares issued and outstanding, which reflects the share capitalizations as discussed in Note 4.

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 9 - Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, respectively, by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$331,235,266	$-	$-	$331,235,266
Liabilities:
Derivative warrant liabilities - Public Warrants	$10,929,600	$-	$-	$10,929,600
Derivative warrant liabilities - Private Placement Warrants	$-	$5,691,840	$-	$5,691,840

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$331,191,879	$-	$-	$331,191,879
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$-	$18,050,400	$18,050,400
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$9,572,640	$9,572,640

As of December 31, 2020, the fair value of Public Warrants, was calculated using a Monte Carlo model that assumes optimal exercise of the Company's redemption option, including the make whole table, at the earliest possible date. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. The following table provides quantitative information regarding Level 3 fair value measurements inputs at December 31, 2020:

As of December 31, 2020
Option term (in years)	1.0
Volatility	20.90%
Risk-free interest rate	0.36%
Expected dividends	0.00%
Probability of successful initial business combination	80.0%

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in April 2021. There were no transfers between Levels in the three months ended September 30, 2021.

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

There were no Level 3 measurement inputs used in the three and nine months ended September 30, 2021.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$27,623,040
Transfer of Public Warrants to Level 1	(18,050,400)
Change in fair value of Private Placement Warrants	(3,967,040)
Derivative warrant liabilities at March 31, 2021	5,605,600
Transfer of Private Placement Warrants to Level 2	(5,605,600)
Derivative warrant liabilities at June 30, 2021	-
Change in fair value of derivative warrant liabilities	-
Derivative warrant liabilities at September 30, 2021	$-

Note 10 - Subsequent Events

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

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of approximately $4.7 million, which consisted of investment income on the Trust Account of approximately $36,000 and change in fair value of derivative liabilities of approximately $5.8 million, partially offset by general and administrative expenses of approximately $1.1 million and franchise tax expense of approximately $50,000.

For the nine months ended September 30, 2021, we had a net income of approximately $7.2 million, which consisted of investment income on the Trust Account of approximately $158,000 and change in fair value of derivative liabilities of approximately $11.0 million, partially offset by general and administrative expenses of approximately $3.8 million, franchise tax expense of approximately $149,000 and income tax expense of approximately $21,000.

For the three months ended September 30, 2021, we had a net loss of approximately $3,000, which consisted of general and administrative expenses of approximately $3,000.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $421,000 in our operating bank account and working capital of approximately $560,000 (not including franchise tax obligations of approximately $106,000 that may be paid using investment income earned in the Trust Account).

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 from the sale of shares of Class B common stock to our Sponsor and loan proceeds from our Sponsor of approximately $174,000 under a promissory note. The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 33,120,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

The 16,560,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 8,624,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants was calculated using a Monte Carlo simulation model that assumes optimal exercise of our redemption option, including the make whole table, at the earliest possible date. The fair value of Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Beginning in January 2021, the fair value of the Public Warrants is determined based on the listed price in an active market for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 25,184,000 shares of common stock since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021, and for the period from August 26, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In connection with our management’s assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and stockholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations.

During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.

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

Healthcare Services Acquisition Corporation

Date: November 15, 2021	/s/ David T. Blair
Name: David T. Blair
Title: Chief Executive Officer