Form 10-K/A
period 2020-12-31
Healthcare Services Acquisition Corp
filed 2022-03-14
CIK 1824846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No.2)
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-39823
Healthcare Services Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	85-2754095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7809 Woodmont Avenue, Suite 200 Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 605-1309

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Units, each consisting of one share of Class A Common Stock and one-half of one redeemable warrant	HCARU	The Nasdaq Stock Market LLC

Class A Common Stock, par value $0.0001 per share	HCAR	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole Warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	HCARW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

☐ Yes ☒ No	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Large accelerated filer	Accelerated filer	Non‑accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

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

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Healthcare Services Acquisition Corporation., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Healthcare Services Acquisition Corporation for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 24, 2021 (the “First Amended Filing”).

In preparation of the Company’s financial statements as of and for the yearly period ended December 31, 2020, the Company concluded it should revise its previously filed financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the guidance on redeemable equity instruments in ASC Topic 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity (deficit). Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for year ended December 31, 2020, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company determined it should revise its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on December 13, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 28, 2020 (the “Post IPO Balance Sheet”), as previously restated in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 24, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 8, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 2021 Form 10-Q”).

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 4 of Part 1 to the Q3 2021 Form 10-Q.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

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

Except as described above, no other information included in the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 29, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated December 28, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the original filing on March 31, 2021 or the first amended filing on June 24, 2021, and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

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

As described in the First Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

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

Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements for the Affected Periods.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and the calculation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of our Class A common stock subject to possible redemption was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A common stock subject to possible redemption, the Company’s management has determined that the Class A common stock include certain provisions that require classification of all of the Class A common stock as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A common stock subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as “Part II, Item 9A: Controls and Procedures” included in this Annual Report.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Update ("ASU") 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

In this Annual Report of Healthcare Services Acquisition Corp. (the “Company”) on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating periods beginning with the period from August 26, 2020 (inception) through December 31, 2020 through the year ended December 31, 2020 (collectively, the “Affected Periods”).

In preparation of our financial statements as of and for quarterly period ended September 30, 2021, we concluded we should revise our previously filed financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. We had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although we did not specify a maximum redemption threshold, our charter currently provides that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, we revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, we determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in our income and losses.

After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on December 13, 2021, the management and the audit committee of our board of directors (the “Audit Committee”) concluded that our previously issued (i) audited balance sheet as of December 28, 2020 (the “Post IPO Balance Sheet”), as previously revised in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 24, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 8, 2021; and (iv) unaudited interim financial statements included our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, we will restate our financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and our audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in our Q3 2021 Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 28, 2020 and its annual financial statements for the period ended December 31, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2020 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March 2022.

By:	/s/ Joshua B. Lynn
Name: Joshua B. Lynn
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

Signature	Title	Date

/s/ David T. Blair	Chairman of the Board	March 14, 2022
David T. Blair

/s/ Joshua B. Lynn	Chief Executive Officer (Principal Executive Officer)	March 14, 2022
Joshua B. Lynn

/s/ John Stanfield	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 14, 2022
John Stanfield

/s/ Martin J. Payne	President and Director
Martin J. Payne		March 14, 2022

/s/ Michael P. Donovan	Director
Michael P. Donovan		March 14, 2022

/s/ Brian T. Griffin
Brian T. Griffin	Director	March 14, 2022

/s/ Jeanne L. Manischewitz
Jeanne L. Manischewitz	Director	March 14, 2022

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by December 28, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
New York, New York
June 22, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is March 14, 2022

PCAOB Number 100

HEALTHCARE SERVICES ACQUISITION CORPORATION
BALANCE SHEET
As Restated
December 31, 2020

Assets:
Current assets:
Cash	$922,756
Prepaid expenses	477,245
Total current assets	1,400,001
Investments held in Trust Account	331,191,879
Total Assets	332,591,880

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$8,823
Accrued expenses	78,417
Due to related party	20,200
Franchise tax payable	69,091
Total current liabilities	176,531
Derivative warrant liabilities	27,623,040
Deferred underwriting commissions	11,592,000
Total Liabilities	39,391,571

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 33,120,000 shares issued and outstanding at $10.00 per share redemption value	331,200,000

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,280,000 shares issued and outstanding	828
Additional paid-in capital	-
Accumulated deficit	(38,000,519)
Total stockholders' deficit	(37,999,691)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$332,591,880

The accompanying notes are an integral part of these financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
As Restated
For the Period from August 26, 2020 (Inception) Through December 31, 2020

General and administrative expenses	$32,967
General and administrative expenses - related party	5,807
Franchise tax expenses	69,091
Total operating expenses	(107,865)
Loss upon issuance of private placement warrants	(776,160)
Change in fair value of derivative warrant liabilities	(338,080)
Transaction costs allocated to derivative warrant liabilities	(1,039,365)
Loss on investments held in Trust Account	(8,121)
Net loss	$(2,269,591)

Basic and diluted weighted average shares outstanding of Class A common stock	1,035,000
Basic and diluted net loss per share, Class A common stock	$(0.27)
Basic and diluted weighted average shares outstanding of Class B common stock	7,233,750
Basic and diluted net loss per share, Class B common stock	$(0.27)

The accompanying notes are an integral part of these financial statements.

HEALTHCARE SERVICES ACQUISTION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
As Restated
For the Period from August 26 (Inception) Through December 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 26, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	8,280,000	828	24,172	-	25,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(24,172)	(35,730,928)	(35,755,100)
Net loss	-	-	-	-	-	(2,269,591)	(2,269,591)
Balance - December 31, 2020	-	$-	8,280,000	$828	$-	$(38,000,519)	$(37,999,691)

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from August 26, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Note 2 —Restatement of Previously Issued Financial Statements

In connection with the change in presentation of Class A common stock subject to possible redemption, the Company concluded it should restate its previously filed financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the guidance on redeemable equity instruments in ASC Topic 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders' equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. Therefore, the Company, in consultation with its Audit Committee, concluded that the following financial statements should be restated: (i) audited balance sheet as of December 28, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 24, 2021 ("2020 Form 10-K/A No. 1"); (ii) audited financial statements included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 8, 2021; and (iv) unaudited interim financial statements included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the "Affected Periods"), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the "Q3 Form 10-Q").

The restatement does not have an impact on the Company's cash position and cash held in the trust account established in connection with the IPO.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously reported balance sheet as of December 31, 2020:

As of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$332,591,880	$-	$332,591,880
Total liabilities	$39,391,571	$-	$39,391,571
Class A common stock subject to possible redemption	288,200,300	42,999,700	331,200,000
Preferred stock	-	-	-
Class A common stock	430	(430)	-
Class B common stock	828	-	828
Additional paid-in capital	7,268,342	(7,268,342)	-
Accumulated deficit	(2,269,591)	(35,730,928)	(38,000,519)
Total stockholders' equity (deficit)	5,000,009	(42,999,700)	(37,999,691)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$332,591,880	$-	$332,591,880

For the period from August 26, 2020 (inception) through December 31, 2020
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$288,566,580	$(288,566,580)	$-
Change in value of Class A common stock subject to possible redemption	$(366,280)	$366,280	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from August 26, 2020 (inception) through December 31, 2020:

	Earnings Per Share for Class A common stock
	As Previously Reported	Adjustment	As Restated
For the period from August 26, 2020 (inception) through December 31, 2020
Net loss	$(2,269,591)	$-	$(2,269,591)
Weighted average shares outstanding, basic and diluted	33,120,000	(32,085,000)	1,035,000
Basic and diluted loss per share	$(0.00)	$(0.27)	$(0.27)

	Earnings Per Share for Class B common stock
	As Previously Reported	Adjustment	As Restated
For the period from August 26, 2020 (inception) through December 31, 2020
Net loss	$(2,269,591)	$-	$(2,269,591)
Weighted average shares outstanding, basic and diluted	7,233,750	-	7,233,750
Basic and diluted loss per share	$(0.31)	$0.04	$(0.27)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously reported balance sheet as of December 28, 2020:

As of December 28, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated	% Change
Total assets	$332,680,575	$-	$332,680,575
Total liabilities	$39,113,985	$-	$39,113,985
Class A common stock subject to possible redemption	288,566,580	42,633,420	331,200,000	14.8%
Preferred stock	-	-	-
Class A common stock	426	(426)	-	-100.0%
Class B common stock	828	-	828
Additional paid-in capital	6,902,066	(6,902,066)	-	-100.0%
Accumulated deficit	(1,903,310)	(35,730,928)	(37,634,238)	1877.3%
Total stockholders' equity (deficit)	5,000,010	(42,633,420)	(37,633,410)	-852.7%
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$332,680,575	$-	$332,680,575

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by December 28, 2022 then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022.

Note 3-Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock are charged against their carrying value upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480.  Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, the 33,120,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

Net Income/Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is calculated by dividing the net income (loss) by the weighted average common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the IPO and the Private Placement to purchase an aggregate of 33,120,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from August 26, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Note 8 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of the Initial Public Offering, there were 33,120,000 Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheet.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$331,200,000
Less:
Fair value of Public Warrants at issuance	(17,884,800)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,870,300)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	35,755,100
Class A ordinary shares subject to possible redemption	$331,200,000

Note 9 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 33,120,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheet.

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

Note 10 - Fair Value Measurements

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

Note 11 - Income Taxes

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

Note 12 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed, including the restatement described in Note 2.