Form 10-Q/A
period 2021-09-30
Healthcare Services Acquisition Corp
filed 2022-03-14
CIK 1824846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Healthcare Services Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Healthcare Services Acquisition Corporation (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

On November 15, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on December 28, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 13, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 8, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.

The restatement does not have an impact on its cash position or cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

HEALTHCARE SERVICES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the Period from August 26, 2020 (inception) through September 30, 2020 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2021, and for the Period from August 26, 2020 (Inception) through September 30, 2020 (Unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the period from August 26, 2020 (inception) through September 30, 2020 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures (as restated)	26
PART II. OTHER INFORMATION		27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	28
Item 6.	Exhibits	28
SIGNATURES		29

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$421,282	$922,756
Prepaid expenses	301,948	477,245
Total current assets	723,230	1,400,001
Investments held in Trust Account	331,235,266	331,191,879
Total Assets	$331,958,496	$332,591,880

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$69,750	$8,823
Accrued expenses	72,285	78,417
Due to related party	-	20,200
Franchise tax payable	106,028	69,091
Income tax payable	21,269	-
Total current liabilities	269,332	176,531
Deferred underwriting commissions	11,592,000	11,592,000
Accrued liabilities	3,046,833	-
Derivative warrant liabilities	16,621,440	27,623,040
Total Liabilities	31,529,605	39,391,571

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 33,120,000 shares issued and outstanding at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	331,200,000	331,200,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,280,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	828	828
Additional paid-in capital	-	-
Accumulated deficit	(30,771,937)	(38,000,519)
Total stockholders’ deficit	(30,771,109)	(37,999,691)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$331,958,496	$332,591,880

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from August 26, 2020 (Inception) through September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative expenses	$992,518	$3,580,504	$2,919
General and administrative expenses - related party	60,000	180,000	-
Franchise tax expense	49,863	148,899	-
Total operating expenses	(1,102,381)	(3,909,403)	(2,919)
Other income (expense)
Investment income (loss) on Trust Account	35,955	157,654	-
Change in fair value of derivative warrant liabilities	5,792,320	11,001,600	-
Income (expense) before income tax expense	4,725,894	7,249,851	(2,919)
Income tax expense	-	21,269	-
Net income (loss)	$4,725,894	$7,228,582	$(2,919)

Weighted average shares outstanding of Class A common stock	33,120,000	33,120,000	-
Basic and diluted net income (loss) per share, Class A common stock	$0.11	$0.17	$-
Weighted average shares outstanding of Class B common stock	8,280,000	8,280,000	7,200,000
Basic and diluted net income (loss) per share, Class B common stock	$0.11	$0.17	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	8,280,000	$828	$-	$(38,000,519)	$(37,999,691)
Net income	-	-	-	-	-	11,354,447	11,354,447
Balance - March 31, 2021 (unaudited) (as restated, see Note 1)	-	-	8,280,000	828	$-	(26,646,072)	(26,645,244)
Net loss	-	-	-	-	-	(8,851,759)	(8,851,759)
Balance - June 30, 2021 (unaudited) (as restated, see Note 1)	-	-	8,280,000	828	-	(35,497,831)	(35,497,003)
Net income	-	-	-	-	-	4,725,894	4,725,894
Balance - September 30, 2021 (unaudited)	-	$-	$8,280,000	$828	$-	$(30,771,937)	$(30,771,109)

For the Period from August 26, 2020 (inception) through September 30, 2020 (Unaudited)

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 26, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	8,280,000	828	24,172	-	25,000
Net loss	-	-	-	-	-	(2,919)	(2,919)
Balance - September 30, 2020 (unaudited)	-	$-	8,280,000	$828	$24,172	$(2,919)	$22,081

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from August 26, 2020 (Inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$7,228,582	$(2,919)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(157,654)	-
Change in fair value of derivative warrant liabilities	(11,001,600)	-
Changes in operating assets and liabilities:
Prepaid expenses	175,297	(8,220)
Accounts payable	60,927	43
Accrued expenses	(6,132)	1,096
Due to related party	(20,200)	-
Franchise tax payable	36,937	-
Income tax payable	21,269	-
Accrued liabilities	3,046,833	-
Net cash used in operating activities	(615,741)	(10,000)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay franchise taxes	114,267	-
Net cash provided by investing activities	114,267	-

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	-	124,000
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Payment for deferred offering costs	-	(50,650)
Net cash provided by financing activities	-	98,350

Net change in cash	(501,474)	88,350

Cash - beginning of the period	922,756	-
Cash - end of the period	$421,282	$88,350

Supplemental disclosure of noncash activities:
Deferred offering costs included in accounts payable	$-	$23,450
Deferred offering costs included in accrued expenses	$-	$109,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Basis of Presentation (as restated)

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

Restatement of Previously Reported Financial Statements

In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report. The previously presented Affected Quarterly Period should no longer be relied upon.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The change in the carrying value of the redeemable Class A common stock at March 31, 2021 resulted in a reclassification of approximately 3.2 million Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$332,478,315	$-	$332,478,315
Total liabilities	$27,923,559	$-	$27,923,559
Class A common stock subject to possible redemption	299,554,750	31,645,250	331,200,000
Preferred stock	-	-	-
Class A common stock	316	(316)	-
Class B common stock	828	-	828
Additional paid-in capital	-	-	-
Accumulated deficit	4,998,862	(31,644,934)	(26,646,072)
Total stockholders' equity (deficit)	5,000,006	(31,645,250)	(26,645,244)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$332,478,315	$-	$332,478,315

The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted stockholders’ equity (deficit) accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the three months ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$11,354,450	$(11,354,450)	$-

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The change in the carrying value of the redeemable Class A common stock at June 30, 2021 resulted in a reclassification of approximately 4.0 million Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$332,170,368	$-	$332,170,368
Total liabilities	$36,467,371	$-	$36,467,371
Class A common stock subject to possible redemption	290,702,990	40,497,010	331,200,000
Preferred stock	-	-	-
Class A common stock	405	(405)	-
Class B common stock	828	-	828
Additional paid-in capital	4,765,677	(4,765,677)	-
Accumulated deficit	233,097	(35,730,928)	(35,497,831)
Total stockholders' equity (deficit)	5,000,007	(40,497,010)	(35,497,003)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$332,170,368	$-	$332,170,368

The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted stockholders’ equity (deficit) accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the six months ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$2,502,690	$(2,502,690)	$-

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A common stock
	As Previously Reported	Adjustment	As Restated
For the three months ended March 31, 2021
Net income	$11,354,447	$-	$11,354,447
Weighted average shares outstanding	33,120,000	-	33,120,000
Basic and diluted earnings per share	$-	$0.27	$0.27
For the three months ended June 30, 2021
Net loss	$(8,851,759)	$-	$(8,851,759)
Weighted average shares outstanding	33,120,000	-	33,120,000
Basic and diluted loss per share	$-	$(0.21)	$(0.21)
For the six months ended June 30, 2021
Net income	$2,502,688	$-	$2,502,688
Weighted average shares outstanding	33,120,000	-	33,120,000
Basic and diluted earnings per share	$-	$0.06	$0.06

	Earnings Per Share for Class B common stock
	As Previously Reported	Adjustment	As Restated
For the three months ended March 31, 2021
Net income	$11,354,447	$-	$11,354,447
Basic and diluted earnings per share	$1.36	$(1.09)	$0.27
For the three months ended June 30, 2021
Net loss	$(8,851,759)	$-	$(8,851,759)
Weighted average shares outstanding	8,280,000	-	8,280,000
Basic and diluted loss per share	$(1.07)	$0.86	$(0.21)
For the six months ended June 30, 2021
Net income	$2,502,688	$-	$2,502,688
Weighted average shares outstanding	8,280,000	-	8,280,000
Basic and diluted earnings per share	$0.30	$(0.24)	$0.06

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Each Unit one consists of  share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date that the unaudited condensed financial statements were available to be issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than the restatement discussed in Note 1.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of Class A common stock and warrants, and related accounts and disclosures, and the presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants issued by the Company, and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthcare Services Acquisition Corporation

Date: March 14, 2022	/s/ Joshua B. Lynn
Name: Joshua B. Lynn
Title: Chief Executive Officer