Form 10-K
period 2021-12-31
Healthcare Services Acquisition Corp
filed 2022-03-31
CIK 1824846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting shares of Class A common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $320.6 million, determined using the per share closing price of $9.68 on such date as reported on the Nasdaq.

As of March 31, 2022, 33,120,000 shares of Class A common stock and 8,280,000 shares of Class B common stock were issued and outstanding.

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

Introduction

We are a blank check company incorporated on August 26, 2020 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on the industries that complement our management team’s background, and to capitalize on their demonstrated ability to identify and acquire businesses.

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

We intend to partner with the management and owners of companies seeking an alternative to a traditional IPO. Our management team will deploy a proactive sourcing strategy and focus our efforts on companies where we believe the combination of their operating experience, deal making and capital allocation prowess, professional relationships and tactical expertise can be catalysts to enhance the growth potential and value of a target business.

We believe one industry that presents an attractive set of opportunities to pursue a business combination is the technology-enabled healthcare services industry, although we may pursue an acquisition opportunity in any business, industry, sector or geographical location.

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

Demonstrated track record across public and private companies. Our management team has broad experience working with both public and private companies. From 1998 to 2012, David Blair, our Chairman of the board of directors, was CEO of Catalyst Health Solutions, Inc. During Mr. Blair’s 14-year tenure at Catalyst (13 years as a public company), he helped to deliver substantial revenue growth and cumulative stockholder returns outstripping the S&P 500 and S&P 500 Health Care Index over an equivalent period of time. Since stepping down from Catalyst following its sale in 2012, Mr. Blair launched a diverse healthcare services holding company, Accountable Health Solutions, Inc., where he serves as Executive Chairman, that has also generated strong returns for its private investors by focusing on investments in companies that control costs and improve access and overall quality of healthcare. We believe this track record as a value-added partner will “open doors” at target management teams excited about partnering with us.

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

A proven playbook for value creation. Our management team has repeatedly executed our “playbook” in and subsequently to its work at Catalyst Health Solutions, Inc. Our playbook for value creation rests on four key levers that reinforce and compound each other. These levers are primarily organic but can also be applied to inorganic contexts as well:

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

Broad network across the healthcare industry. Our management team believes that the healthcare industry is one industry where its reputation, experience, and relationships provide preferential access to proprietary investment opportunities that are not broadly marketed. The healthcare industry is complex, highly specialized, and significantly less accessible to generalist investors who cannot draw upon deep relationships within the sector. Finally, our management team’s extensive industry knowledge and expertise supports a highly proactive sourcing approach to educate (as well as pursue) potential targets on the benefits of a capital-enabled business combination, thereby creating potential new acquisition opportunities.

Industry Opportunity

While we may acquire a business in any industry, we intend to focus on industries that complement our management team’s background and capitalize on their ability to identify and acquire a business. We believe one such industry that is unique and attractive for a number of reasons is the healthcare services industry:

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

In identifying targets and co-creating our strategic business plan, we will focus on opportunities where our playbook will find the most resonance. In addition, and consistent with our acquisition strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities. However, we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines:

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the funds held in the trust account and may, as a result, be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. Currently, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon (i) the completion of our initial business combination or (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. Such redemptions, if any, will be made at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the event triggering the right to redeem, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, subject to certain limitations. The amount in the trust account, as of December 31, 2021, was approximately $10 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter of the Initial Public Offering. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its Public Shares. There will be no redemption rights upon the completion of our initial business combination with respect to the Public Warrants or the Private Placement Warrants. Our Sponsor and each of our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any shares of our Class B common stock and any Public Shares held by them in connection with the completion of our initial business combination or a stockholder vote to approve an amendment to our amended and restated certificate of incorporation.

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

If we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

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

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

As of December 31, 2021, we had cash of $742,500 held outside of the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, officers or directors, nor any of their affiliates, is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. On December 13, 2021, we entered into an unsecured promissory note with our Sponsor pursuant to which our Sponsor agreed to loan us up to an aggregate principal amount of $5,000,000. Up to $2,000,000 of the promissory note may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of our Sponsor. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, or an affiliate of our Sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock and 1,000,000 shares of preferred stock. As of December 31, 2021, there were 66,880,000 and 1,720,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants or conversion of shares of Class B common stock. As of December 31, 2021, there are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

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

In September 2020, our Sponsor purchased an aggregate of 8,625,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.003 per share. The number of shares of Class B common stock issued was determined based on the expectation that such shares of Class B common stock would represent 20% of the outstanding shares of common stock after the Initial Public Offering. In October 2020, our Sponsor transferred 30,000 shares of Class B common stock to each of our independent directors. In December 2020, our Sponsor forfeited 1,725,000 shares of our Class B common stock. On December 22, 2020, we effected a stock dividend of 1,380,000 shares with respect to our Class B common stock, resulting in our Sponsor holding an aggregate of 8,190,000 shares of our Class B common stock. As of December 31, 2021, our Sponsor owns 8,190,000 shares of Class B common stock. Upon consummation of our initial business combination, our Sponsor will sell an aggregate of 1,518,000 shares of Class B common stock to our Anchor Investor for the same price originally paid for such shares by our Sponsor, subject to reduction as described under “Certain Relationships and Related Party Transactions.” All of the shares of Class B common stock will be worthless if we do not complete an initial business combination. In addition, simultaneously with the closing of the Initial Public Offering, our Sponsor and Anchor Investor purchased an aggregate of 8,624,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($8,624,000 in the aggregate), which will also be worthless if we do not complete an initial business combination. Among the Private Placement Warrants, 6,252,400 Private Placement Warrants were purchased by our Sponsor and 2,371,600 Private Placement Warrants were purchased by our Anchor Investor.

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

As of December 31, 2021, our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. In addition, the Class B common stock, all of which are held by our initial stockholders, will entitle the holders to appoint all our directors prior to our initial business combination. Holders of our Public Shares will have no right to vote on the appointment of directors during such time.

As a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the open market or in privately negotiated transactions, this will increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock.

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

We issued Public Warrants to purchase 16,560,000 shares of Class A common stock as part of the units offered in the Initial Public Offering and Private Placement Warrants to purchase an aggregate of 8,624,000 shares of Class A common stock at $11.50 per share. Our initial stockholders currently own an aggregate of 8,280,000 shares of Class B common stock. The shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. In addition, up to $2,000,000 of the promissory note entered into with our Sponsor on December 13, 2021 may be converted into warrants at a price of $1.00 per warrant at the option of our Sponsor. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our executive offices are located at 7809 Woodmont Avenue, Suite 200, Bethesda, MD 20814, and our telephone number is (301) 605-1309. Our executive offices are provided to us by our sponsor. We have agreed to pay our sponsor $20,000 per month for office space, utilities and administrative support. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information

Our units, Class A common stock and warrants are traded on Nasdaq under the symbols “HCARU,” “HCAR” and “HCARW,” respectively.

Holders

As of December 31, 2021, there was 1 holder of record of our units, 1 holder of record of Class A common stock, 1 holder of record of our Class B common stock and 2 holders of record of our warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Healthcare Services Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto which are included in “Item 8 Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements because of many factors, including those set forth below under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

Recent Developments

On December 13, 2021, we entered into a convertible promissory note with our Sponsor pursuant to which our Sponsor agreed to loan us up to an aggregate principal amount of $5,000,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the date on which we consummate a Business Combination. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $2,000,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of our Sponsor. The warrants would be identical to the Private Placement Warrants. The outstanding balance under the Convertible Promissory Note amounted to $600,000 as of December 31, 2021.

Results of Operations

Our entire activity since inception through December 31, 2021, related to our formation, the preparation for the Initial Public Offering, and, since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of approximately $10.6 million, which consisted of approximately $14.5 million in net operating gain from change in fair value of derivative warrant liabilities, and approximately $200,000 of income earned from investment held in the Trust Account, partially offset by approximately $3.7 million in general and administrative expenses, $240,000 in general and administrative expenses - related party, and approximately $201,000 franchise tax expense.

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

Liquidity and Going Concern

As of December 31, 2021, we had approximately $743,000 in our operating bank account and working capital of approximately $0.9 million (not including tax obligations of approximately $144,000 that may be paid using investment income earned in the Trust Account).

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 from the sale of shares of Class B common stock to our Sponsor and loan proceeds from our Sponsor of approximately $174,000 under a promissory note. The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). To date, we have $600,000 borrowings under the Working Capital Loans.

In connection with the management assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” management has determined that liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. We plan to complete a business combination by the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 28, 2022. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. On December 13, 2021, as part of the Working Capital Loan, we entered an unsecured promissory note in the principal amount of up to $5,000,000 with our Sponsor. This promissory note does not bear interest. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, we have $600,000 borrowings under the Working Capital Loans.

Due to Related Party

Our officers or directors pay for certain expenses on our behalf. Such expenses are recorded as due to related party and reimbursed to our officers or directors. As of December 31, 2021 and 2020, there was $0 and $20,200 outstanding balance in due to related party for these fees, respectively.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination or our liquidation, we agreed to pay our Sponsor a total of $20,000 per month for office space, utilities and administrative support. During the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020, we incurred and paid $240,000 and $5,807, respectively, of such services, included as administrative services - related party on the accompanying statements of operations.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 33,120,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

The 16,560,000 Public Warrants issued in connection with the Initial Public Offering and the 8,624,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants was initially calculated using a Monte Carlo simulation model that assumes optimal exercise of our redemption option, including the make whole table, at the earliest possible date. The fair value of Private Placement Warrants was initially calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Beginning in January 2021, the fair value of the Public Warrants is determined based on the listed price in an active market for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 25,184,000 shares of common stock because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021, and for the period from August 26, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed to ensure that information required to be disclosed by us in our Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of December 28, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements and Notes as reported in its SEC filings for the quarters ended March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 28, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2021 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Officers and Directors

Name	Age	Title

David T. Blair	52	Chairman of the Board
Martin J. Payne	53	President and Director
Joshua B. Lynn	41	Chief Executive Officer
John Stanfield	40	Chief Financial Officer
Tao Tan	36	Chief Operating Officer
Michael P. Donovan	63	Director
Brian T. Griffin	63	Director
Jeanne L. Manischewitz	48	Director

The experience of our directors and executive officers are as follows:

David T. Blair, our Chairman of the board of directors, has more than 25 years of experience in healthcare services. Since 2013, Mr. Blair has served as Executive Chairman of Accountable Health Solutions Inc., a diverse healthcare services holding company that owns and operates businesses utilizing technology-enabled solutions to improve quality, increase efficiency and reduce costs in the delivery of healthcare. Prior to launching Accountable Health Solutions, Mr. Blair served as Chief Executive Officer of Catalyst Health Solutions, Inc. from its founding in 1998 and public Nasdaq listing in 1999 through its sale in 2012. Through Mr. Blair’s leadership, Catalyst experienced significant growth in annualized revenues, entered the Fortune 500, delivered strong cumulative stockholder returns and successfully integrated over a dozen M&A transactions. Catalyst earned numerous prestigious healthcare and financial industry awards, including Fortune’s World’s Most Admired Companies in 2012 and Fortune’s Fastest Growing Companies in 2005, 2008, 2009, 2010, and 2011. Mr. Blair was also listed among CEO Magazine’s Most Respected CEOs in 2010. Mr. Blair holds a B.A. in Finance from Clemson University.

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

Joshua B. Lynn, our Chief Executive Officer, has over a decade of experience in finance and healthcare investing. Since 2020, Mr. Lynn has served as Managing Partner of Great Meadows Management, a strategic advisor to private equity firms and other principal investors. From 2012 to 2020, Mr. Lynn was an investor at Caspian Capital LP, an opportunistic credit fund where he ultimately served as a Managing Director, covering the firm’s healthcare portfolio. Over the course of his investing career, Mr. Lynn has served as a board observer of HRGi and MedX, where he played a role in both strategy and financing programs. Prior to Caspian, Mr. Lynn was a credit analyst at Bain Capital Credit, covering healthcare from 2006 through 2008. From 2009 through 2010, Mr. Lynn was a Senior Advisor at the United States Department of the Treasury. Mr. Lynn received his B.A. from Emory University and his M.B.A. from the Wharton School of the University of Pennsylvania.

John Stanfield, our Chief Financial Officer, has significant experience with U.S. GAAP, finance, operations, and taxation demonstrated over several years and several billion dollars of enterprise value in the private equity and alternative asset industry. Mr. Stanfield has served as senior principal with Stanfield & Associates, a public accounting firm specializing in the private equity industry and international taxation, since 2011. Most recently, Mr. Stanfield has been Co-President of Aequum Capital and the Chief Executive Officer of Lorem LLC. Mr. Stanfield also serves on the Board of Directors of Twist Investment Corporation. Mr. Stanfield received both his B.A and M.S.T. from the University of Illinois Urbana-Champaign and his M.S.A from DePaul University. Mr. Stanfield has been a Certified Public Accountant since 2006.

Tao Tan, our Chief Operating Officer, has more than a decade of experience across finance, strategy and business transformation. Until 2020, Mr. Tan was an Associate Partner at McKinsey & Company’s New York office. At McKinsey, Mr. Tan led teams across the firm’s transformation and private equity & principal investor practices, where he drove comprehensive performance transformation and turnaround programs for companies with revenues ranging from $200 million to $25 billion across multiple industries and continents. Most recently, Mr. Tan helped found, launch and lead McKinsey’s SPAC service line, and served in a leadership role in McKinsey’s COVID-19 client response team. Prior to McKinsey, Mr. Tan was a Senior Associate at Rose Tech Ventures, where he led the firm’s first-round investment in JUMP Bikes, which was subsequently sold to Uber in 2018. Prior to Rose Tech Ventures, Mr. Tan served in investment banking and capital markets roles at Bank of America Merrill Lynch and Lehman Brothers. Mr. Tan is a member of the Council on Foreign Relations. Mr. Tan received his B.A. and his M.B.A, both with honors, from Columbia University in the City of New York, where he was an Erwin Wolfson Scholar and a Toigo Foundation Fellow.

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

Committees of the Board of Directors

Our board of directors currently has two standing committees: an audit committee and a compensation committee. Our audit committee is composed solely of independent directors and our compensation committee is composed of two independent directors.

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

Compensation Committee

The members of our compensation committee are Michael Donovan and Jeanne Manischewitz.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors. Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our bylaws.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be disclosed to stockholders in accordance with applicable rules and regulations, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers after the completion of a proposed initial business combination will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors; and
•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 33,120,000 shares of our Class A common stock and 8,280,000 shares of our Class B common stock outstanding as of March 31, 2022. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as those warrants are not exercisable within 60 days of this report. Unless otherwise noted, the business address of each of the persons named in the table is 7809 Woodmont Avenue, Suite 200, Bethesda, MD 20814.

	Class A Common Stock		Class B Common Stock(1)
Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Healthcare Services Acquisition Holdings LLC(2)(3)	-	-	8,190,000	98.9%	19.8%
David T. Blair	-	-	-	-	-
Martin J. Payne	-	-	-	-	-
Joshua B. Lynn	-	-	-	-	-
John Stanfield	-	-	-	-	-
Tao Tan	-	-	-	-	-
Michael P. Donovan	-	-	30,000	*	*
Brian T. Griffin	-	-	30,000	*	*
Jeanne L. Manischewitz	-	-	30,000	*	*
BlackRock, Inc.(4)	2,112,000	6.38%	-	-	5.10%
Glazer Capital, LLC (5)	2,011,316	6.07%	-	-	4.86%
All executive officers and directors as a group (seven individuals)	-	-	90,000	1.1%	*

*	Less than one percent.

(1)	Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(2)
The shares reported above are held in the name of our Sponsor. Our Sponsor is managed by a board of managers consisting of David Blair, Martin Payne and Joshua Lynn. Any action by our Sponsor with respect to our company or the shares reported above, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of our Sponsor’s managers, none of the managers of our Sponsor is deemed to be a beneficial owner of our Sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of our officers is deemed to have or share beneficial ownership of the Securities held by our sponsor.

(3)
Includes up to 1,320,000 shares of Class B common stock held by our Sponsor that our Sponsor has agreed to sell to our Anchor Investor upon consummation of our initial business combination. See “Certain Relationships and Related Party Transactions, and Director Independence.”

(4)	Based on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 8, 2022. The principal business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(5)
Based on a Schedule 13G filed by Glazer Capital, LLC and Paul J. Glazer with the SEC on February 14, 2022. The principal business address for each reporting person is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

On December 13, 2021, we entered into the Convertible Promissory Note with our Sponsor. The Convertible Promissory Note is non-interest bearing and due on the date on which we consummate a Business Combination. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $2,000,000 of the Convertible Promissory Note may be converted into shares at a price of $10.00 per share at the option of our Sponsor. The warrants would be identical to the Private Placement Warrants. The outstanding balance under the Convertible Promissory Note amounted to $600,000 as of December 31, 2021.

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

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing rules and applicable SEC rules. Our board has determined that each of Michael Donovan, Brian Griffin and Jeanne Manischewitz are independent directors under applicable SEC and Nasdaq listing rules. Our audit committee and compensation committee are composed solely of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee and compensation committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $66,000 and  $54,000, respectively, for the services Withum performed in connection with our Initial Public Offering, the audit of our annual financial statements, and review of the financial information included in our required filings with the SEC.

Audit-Related Fees. During the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1 and Exhibit 32.2, which shall be deemed furnished

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

4.2	Description of the Company’s Securities (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2021 (File No. 001-39823))
10.1
Warrant Purchase Agreement, dated December 22, 2020, between the Company and Healthcare Services Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 30, 2020 (File No. 001-39823))

10.2
Investment Management Trust Agreement, dated December 22, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 30, 2020 (File No. 001-39823))

10.3
Registration and Stockholder Rights Agreement, dated December 22, 2020, among the Company, Healthcare Services Acquisition Holdings, LLC and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 30, 2020 (File No. 001-39823))

10.4
Letter Agreement, dated December 22, 2020, among the Company, Healthcare Services Acquisition Holdings, LLC and each of the Company’s officers and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 30, 2020 (File No. 001-39823))

10.5
Administrative Services Agreement, dated December 22, 2020, between the Company and Healthcare Services Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on December 30, 2020 (File No. 001-39823))

10.6+
Form of Indemnification Agreement, dated December 22, 2020, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on December 30, 2020 (File No. 001-39823))

10.7
Promissory Note, dated December 13, 2021, by and between the Company and Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 13, 2021 (File No. 001-39823))

24.1	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2022.

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

Signature	Title	Date

/s/ David T. Blair	Chairman of the Board	March 31, 2022
David T. Blair

/s/ Joshua B. Lynn	Chief Executive Officer (Principal Executive Officer)	March 31, 2022
Joshua B. Lynn

/s/ John Stanfield	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 31, 2022
John Stanfield

/s/ Martin J. Payne	President and Director	March 31, 2022
Martin J. Payne

/s/ Michael P. Donovan	Director	March 31, 2022
Michael P. Donovan

/s/ Brian T. Griffin	Director	March 31, 2022
Brian T. Griffin

/s/ Jeanne L. Manischewitz	Director	March 31, 2022
Jeanne L. Manischewitz

HEALTHCARE SERVICES ACQUISITION CORPORATION
Index to Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-2
Statements of Operations for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020	F-3
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020	F-4
Statements of Cash Flows for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020	F-5
Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Healthcare Services Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Healthcare Services Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and the period from August 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from August 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 28, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 31, 2022

PCAOB ID Number 100

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$742,500	$922,756
Prepaid expenses	234,790	477,245
Total current assets	977,290	1,400,001
Investments held in Trust Account	331,263,610	331,191,879
Total Assets	$332,240,900	$332,591,880

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$72,084	$8,823
Accrued expenses	17,339	78,417
Due to related party	-	20,200
Franchise tax payable	144,044	69,091
Total current liabilities	233,467	176,531
Deferred underwriting commissions	11,592,000	11,592,000
Accrued liabilities	2,902,934	-
Note payable	600,000	-
Derivative warrant liabilities	13,095,680	27,623,040
Total Liabilities	28,424,081	39,391,571

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 33,120,000 shares issued and outstanding at redemption value at $10.00 per share as of December 31, 2021 and 2020	331,200,000	331,200,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding as of December 31, 2021 and 2020	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,280,000 shares issued and outstanding as of December 31, 2021 and 2020	828	828
Additional paid-in capital	-	-
Accumulated deficit	(27,384,009)	(38,000,519)
Total Stockholders’ deficit	(27,383,181)	(37,999,691)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$332,240,900	$332,591,880

The accompanying notes are an integral part of these financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2021	For the Period from August 26, 2020 (Inception) through December 31, 2020

General and administrative expenses	$3,669,932	$32,967
General and administrative expenses - related party	240,000	5,807
Franchise tax expense	200,904	69,091
Total operating expenses	(4,110,836)	(107,865)
Other income (expenses):
Loss upon issuance of private placement warrants	-	(776,160)
Change in fair value of derivative warrant liabilities	14,527,360	(338,080)
Transaction costs allocated to derivative warrant liabilities	-	(1,039,365)
Investment income (loss) on Trust Account	199,986	(8,121)
Net income (loss)	$10,616,510	$(2,269,591)

Weighted average shares outstanding of Class A common stock	33,120,000	1,035,000
Basic and diluted net income (loss) per share, Class A common stock	$0.26	$(0.27)
Weighted average shares outstanding of Class B common stock	8,280,000	7,233,750
Basic and diluted net income (loss) per share, Class B common stock	$0.26	$(0.27)

The accompanying notes are an integral part of these financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM AUGUST 26, 2020
(INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 26, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	8,280,000	828	24,172	-	25,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(24,172)	(35,730,928)	(35,755,100)
Net loss	-	-	-	-	-	(2,269,591)	(2,269,591)
Balance - December 31, 2020	-	$-	8,280,000	$828	$-	$(38,000,519)	$(37,999,691)
Net income	-	-	-	-	-	10,616,510	10,616,510
Balance - December 31, 2021	-	$-	8,280,000	$828	$-	$(27,384,009)	$(27,383,181)

The accompanying notes are an integral part of these financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2021	For the Period from August 26, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$10,616,510	$(2,269,591)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (income) from investments held in Trust Account	(199,986)	8,121
Change in fair value of derivative warrant liabilities	(14,527,360)	338,080
Loss upon issuance of private placement warrants	-	776,160
Transaction costs allocated to derivative warrant liabilities	-	1,039,365
Changes in operating assets and liabilities:
Prepaid expenses	242,455	(477,245)
Accounts payable	63,261	68
Accrued expenses	(61,078)	6,417
Due to related party	(20,200)	20,200
Franchise tax payable	74,953	69,091
Accrued liabilities	2,902,934	-
Net cash used in operating activities	(908,511)	(489,334)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay franchise taxes	128,255	-
Cash deposited in Trust Account	-	(331,200,000)
Net cash provided by (used in) investing activities	128,255	(331,200,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	600,000	174,000
Repayment of note payable to related party	-	(174,000)
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received from initial public offering, gross	-	331,200,000
Proceeds received from private placement	-	8,624,000
Offering costs paid	-	(7,236,910)
Net cash provided by financing activities	600,000	332,612,090

Net change in cash	(180,256)	922,756

Cash - beginning of the period	922,756	-
Cash - end of the period	$742,500	$922,756

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$72,000
Offering costs included in accounts payable	$-	$8,755
Deferred underwriting commissions in connection with the initial public offering	$-	$11,592,000

The accompanying notes are an integral part of these financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 26, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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
NOTES TO FINANCIAL STATEMENTS
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
NOTES TO FINANCIAL STATEMENTS
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

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $743,000 in its operating bank account and working capital of approximately $0.9 million (not including franchise tax obligations of approximately $144,000 that may be paid using investment income earned in the Trust Account).

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

In connection with the management assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” management has determined that liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to complete a business combination by the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of December 31, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of December 31, 2021 and 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” (“ASC 820”) equal or approximate the carrying amounts represented in the accompanying balance sheets due to their short-term nature except for derivative warrant liabilities (see Note 9).

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants, was initially calculated using a Monte Carlo model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Private Placement Warrants was initially calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Beginning in January 2021, the fair value of the Public Warrants is determined based on the listed price in an active market for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 33,120,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable share of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020, The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 25,184,000 shares of common stock because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021, and for the period from August 26, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
The following table reflects the calculation of basic and diluted net income (loss) per common share.

	For the Year ended December 31, 2021		For the Period from August 26, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$8,493,208	$2,123,302	$(284,085)	$(1,985,506)

Denominator:
Basic and diluted weighted average common stock outstanding	33,120,000	8,280,000	1,035,000	7,233,750

Basic and diluted net income (loss) per common stock	$0.26	$0.26	$(0.27)	$(0.27)

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On December 13, 2021, as part of the Working Capital Loan, the Company entered an unsecured promissory note in the principal amount of up to $5,000,000 with the Sponsor. This promissory note does not bear interest. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The outstanding balance under the Working Capital Loans amounted to $600,000 as of December 31, 2021.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Due to Related Party

The Company’s officers or directors pay for certain expenses on behalf of the Company. Such expenses are recorded as due to related party and reimbursed to the Company’s officers or directors. As of December 31, 2021 and 2020, there was $0 and $20,200 outstanding balance in due to related party for these fees.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and administrative support. For the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020, the Company incurred expenses of $240,000 and $6,000, respectively. As of December 31, 2021 and 2020, the Company had no balance outstanding on the accompanying balance sheets.

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

Deferred Fees

The Company’s counsels agreed to defer certain fees until the consummation of the Company’s initial Business Combination. As of December 31, 2021 and 2020, there were $2,902,934 and $0 such fees in accrued liabilities presented on the accompanying balance sheets, respectively.

Note 6—Derivative Warrant Liabilities

As of December 31, 2021 and December 31, 2020, the Company has 16,560,000 Public Warrants and 8,624,000 Private Placement Warrants outstanding.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

Note 7—Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 33,120,000 shares of Class A common stock outstanding subject to possible redemption.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$331,200,000
Less:
Fair value of Public Warrants at issuance	(17,884,800)
Offering costs allocated to Class A common stock subject to redemption amount	(17,870,300)
Plus:
Accretion on Class A common stock subject to possible redemption amount	35,755,100
Class A common stock subject to possible redemption	$331,200,000

Note 8—Stockholders’ Deficit

 Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 33,120,000 shares of Class A common stock issued or outstanding, all of which were subject to possible redemption, and are classified as temporary equity (see Note 7).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 8,280,000 Class B ordinary shares issued and outstanding, which reflects the share capitalizations as discussed in Note 4.

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 9—Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, respectively, by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$331,263,610	$-	$-	$331,263,610
Liabilities:
Derivative warrant liabilities - Public Warrants	$8,611,200	$-	$-	$8,611,200
Derivative warrant liabilities - Private Placement Warrants	$-	$4,484,480	$-	$4,484,480

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$331,191,879	$-	$-	$331,191,879
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$-	$18,050,400	$18,050,400
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$9,572,640	$9,572,640

As of December 31, 2020, the fair value of Public Warrants, was calculated using a Monte Carlo model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. The most significant input was volatility and significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The following table provides quantitative information regarding Level 3 fair value measurements inputs at December 31, 2020:

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$27,623,040
Transfer of Public Warrants and Private Placement Warrants from Level 3:	(27,623,040)
Derivative warrant liabilities at December 31, 2021	$-

Derivative warrant liabilities at August 26, 2020 (inception)	$-
Issuance of Public and Private Warrants	27,284,960
Change in fair value of derivative warrant liabilities	338,080
Derivative warrant liabilities at December 31, 2020	$27,623,040

Note 10—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account net of franchise tax expense. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2021 and the period from August 26, 2020 (inception) through December 31, 2020.

The income tax provision (benefit) consists of the following:

	For the Year ended December 31, 2021	For the Period from August 26, 2020 (Inception) through December 31, 2020
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(821,237)	(24,357)
State	-	-
Valuation allowance	821,237	24,357
Income tax provision	$-	$-

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$829,228	$8,142
Net operating loss carryforwards	16,366	16,215
Total deferred tax assets	845,594	24,357
Valuation allowance	(845,594)	(24,357)
Deferred tax asset, net of allowance	$-	$-

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follow:

	For the Year ended December 31, 2021	For the Period from August 26, 2020 (Inception) through December 31, 2020
Statutory federal income tax rate	21.00%	21.00%
Change in fair value of derivative warrant liabilities	(28.74)%	(3.13)%
Transaction costs allocated to derivative warrant liabilities	0.00%	(9.62)%
Loss upon issuance of private placement warrants	0.00%	(7.18)%
Change in valuation allowance	7.74%	(1.07)%
Income Tax (benefit) provision	0.00%	0.00%

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date that the financial statements were available to be issued. Based on this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.