Form 10-Q
period 2022-03-31
Healthcare Services Acquisition Corp
filed 2022-05-16
CIK 1824846

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 16, 2022, 33,120,000 Class A common stock, par value $0.0001, and 8,280,000 Class B common stock, par value $0.0001, were issued and outstanding.

HEALTHCARE SERVICES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$323,290	$742,500
Prepaid expenses	286,750	234,790
Total current assets	610,040	977,290
Investments held in Trust Account	331,289,841	331,263,610
Total Assets	$331,899,881	$332,240,900

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$72,868	$72,084
Accrued expenses	93,651	17,339
Franchise tax payable	48,817	144,044
Total current liabilities	215,336	233,467
Deferred underwriting commissions	11,592,000	11,592,000
Accrued liabilities	3,440,147	2,902,934
Note payable	600,000	600,000
Derivative warrant liabilities	8,562,560	13,095,680
Total Liabilities	24,410,043	28,424,081

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 33,120,000 shares issued and outstanding at redemption value at $10.00 per share as of March 31, 2022 and December 31, 2021	331,200,000	331,200,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,280,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	828	828
Additional paid-in capital	-	-
Accumulated deficit	(23,710,990)	(27,384,009)
Total stockholders’ deficit	(23,710,162)	(27,383,181)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$331,899,881	$332,240,900

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
General and administrative expenses	$799,015	$226,218
General and administrative expenses - related party	60,000	60,000
Franchise tax expense	48,817	48,817
Total operating expenses	(907,832)	(335,035)
Other income (expenses):
Change in fair value of derivative warrant liabilities	4,533,120	11,584,640
Investment income on Trust Account	47,731	126,111
Income before income tax expense	3,673,019	11,375,716
Income tax expense	-	21,269
Net income	$3,673,019	$11,354,447

Weighted average shares outstanding of Class A common stock	33,120,000	33,120,000
Basic and diluted net income per share, Class A common stock	$0.09	$0.27
Weighted average shares outstanding of Class B common stock	8,280,000	8,280,000
Basic and diluted net income per share, Class B common stock	$0.09	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,280,000	$828	$-	$(27,384,009)	$(27,383,181)
Net income	-	-	-	-	-	3,673,019	3,673,019
Balance - March 31, 2022 (Unaudited)	-	$-	8,280,000	$828	$-	$(23,710,990)	$(23,710,162)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	8,280,000	$828	$-	$(38,000,519)	$(37,999,691)
Net income	-	-	-	-	-	11,354,447	11,354,447
Balance - March 31, 2021 (Unaudited)	-	$-	8,280,000	$828	$-	$(26,646,072)	$(26,645,244)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March, 31
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,673,019	$11,354,447
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(47,731)	(126,111)
Change in fair value of derivative warrant liabilities	(4,533,120)	(11,584,640)
Changes in operating assets and liabilities:
Prepaid expenses	(51,960)	(10,959)
Accounts payable	784	5,485
Accrued expense	76,312	61,257
Due to related party	-	(20,200)
Franchise tax payable	(95,227)	48,817
Income tax payable	-	21,269
Accrued liabilities	537,213	-
Net cash used in operating activities	(440,710)	(250,635)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay franchise taxes	21,500	-
Net cash provided by investing activities	21,500	-

Net increase (decrease) in cash	(419,210)	(250,635)

Cash – beginning of period	$742,500	$922,756
Cash – end of period	$323,290	$672,121

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 26, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the Trust Account (as defined below) from the proceeds of its Initial Public Offering.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 31, 2022.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $323,000 in its operating bank account, and working capital of approximately $444,000 (not including franchise tax obligations of approximately $49,000 that may be paid using investment income earned in the Trust Account).

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

In connection with the management assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to complete a business combination by the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” (“ASC 820”) equal or approximate the carrying amounts represented in the accompanying condensed balance sheets due to their short-term nature except for derivative warrant liabilities (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, due to related party, income tax payable and franchise tax payable approximate their fair values due to the short-term nature of the instruments.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants” as defined in Note 3) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants, was initially calculated using a Monte Carlo model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Private Placement Warrants was initially calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Beginning in January 2021, the fair value of the Public Warrants is determined based on the listed price in an active market for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of March 31, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 33,120,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021, The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 25,184,000 shares of common stock because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common stock is the same as basic net income  per common stock for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common stock:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$2,938,415	$734,604	$9,083,558	$2,270,889

Denominator:
Basic and diluted weighted average common stock outstanding	33,120,000	8,280,000	33,120,000	8,280,000

Basic and diluted net income per common stock	$0.09	$0.09	$0.27	$0.27

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On December 13, 2021, as part of the Working Capital Loan, the Company entered an unsecured promissory note in the principal amount of up to $5,000,000 with the Sponsor. This promissory note does not bear interest. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The outstanding balance under the Working Capital Loans amounted to $600,000 as of March 31, 2022 and December 31, 2021.

Due to Related Party

The Company’s officers or directors pay for certain expenses on behalf of the Company. Such expenses are recorded as due to related party and reimbursed to the Company’s officers or directors. As of March 31, 2022 and December 31, 2021, the Company had no amounts due to related party on the condensed balance sheets.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and administrative support. For each of the three months ended March 31, 2022 and 2021, the Company incurred and paid $60,000 in general and administrative expenses to related party expenses on the condensed statements of operations. As of March 31, 2022 and December 31, 2021, the Company had no balance outstanding on the condensed balance sheets related to this agreement.

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

Deferred Fees

The Company’s counsel agreed to defer certain fees until the consummation of the Company’s initial Business Combination. As of March 31, 2022 and December 31, 2021, there were approximately $3.4 million and approximately $2.9 million of such fees in accrued liabilities presented on the accompanying condensed balance sheets, respectively.

Note 6 - Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company has 16,560,000 and 8,624,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 33,120,000 shares of Class A common stock outstanding subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$331,200,000
Less:
Fair value of Public Warrants at issuance	(17,884,800)
Offering costs allocated to Class A common stock subject to redemption amount	(17,870,300)
Plus:
Accretion on Class A common stock subject to possible redemption amount	35,755,100
Class A common stock subject to possible redemption	$331,200,000

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 33,120,000 shares of Class A common stock issued or outstanding, all of which were subject to possible redemption, and are classified as temporary equity (see Note 7).

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, respectively, by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$331,289,841	$-	$-	$331,289,841
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,630,400	$-	$-	$5,630,400
Derivative warrant liabilities - Private Placement Warrants	$-	$2,932,160	$-	$2,932,160

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$331,263,610	$-	$-	$331,263,610
Liabilities:
Derivative warrant liabilities - Public Warrants	$8,611,200	$-	$-	$8,611,200
Derivative warrant liabilities - Private Placement Warrants	$-	$4,484,480	$-	$4,484,480

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

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

Results of Operations

Our entire activity since inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of approximately $3.7 million, which consisted of a non-operating gain of approximately $4.5 million for the change in fair value of derivative warrant liabilities, approximately $48,000 of income from investments held in the Trust Account, offset by approximately $799,000 of general and administrative expenses, $60,000 of related party general and administrative expenses and franchise tax expense of approximately $49,000.

For the three months ended March 31, 2021, we had net income of approximately $11.3 million, which consisted of a non-operating gain of approximately $11.6 million for the change in fair value of derivative warrant liabilities, approximately $126,000 of income from investments held in the Trust Account, offset by approximately $226,000 of general and administrative expenses, $60,000 of related party general and administrative expenses and franchise tax expense of approximately $49,000.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $323,000 in our operating bank account and working capital of approximately $444,000 (not including franchise tax obligations of approximately $49,000 that may be paid using investment income earned in the Trust Account).

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

In connection with the management assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to complete a business combination by the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Risks and Uncertainties

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheets. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 33,120,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the condensed balance sheets.

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

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 25,184,000 shares of common stock because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common stock is the same as basic net income  per common stock for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of December 28, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements and Notes as reported in its SEC filings for the quarters ended March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Healthcare Services Acquisition Corporation

Date: May 16, 2022	By:	/s/ Joshua B. Lynn
Name: Joshua B. Lynn
Title: Chief Executive Officer