Form 10-Q
period 2022-06-30
Healthcare Services Acquisition Corp
filed 2022-08-11
CIK 1824846

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of  August 11, 2022, 33,120,000 Class A common stock, par value $0.0001, and 8,280,000 Class B common stock, par value $0.0001, were issued and outstanding.

HEALTHCARE SERVICES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$282,354	$742,500
Prepaid expenses	191,955	234,790
Total current assets	474,309	977,290
Investments held in Trust Account	331,565,493	331,263,610
Total Assets	$332,039,802	$332,240,900

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$98,131	$72,084
Accrued expenses	-	17,339
Accrued income tax	97,210	-
Franchise tax payable	16,932	144,044
Total current liabilities	212,273	233,467
Deferred underwriting commissions	11,592,000	11,592,000
Accrued liabilities	4,239,210	2,902,934
Note payable	600,000	600,000
Derivative warrant liabilities	2,518,400	13,095,680
Total Liabilities	19,161,883	28,424,081

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 33,120,000 shares issued and outstanding at redemption value of approximately $10.00 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	331,354,716	331,200,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,280,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	828	828
Additional paid-in capital	-	-
Accumulated deficit	(18,477,625)	(27,384,009)
Total stockholders’ deficit	(18,476,797)	(27,383,181)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$332,039,802	$332,240,900

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$930,011	$2,361,768	$1,729,026	$2,587,986
General and administrative expenses - related party	60,000	60,000	120,000	120,000
Franchise tax expense	49,315	50,219	98,132	99,036
Total operating expenses	(1,039,326)	(2,471,987)	(1,947,158)	(2,807,022)
Other income (expenses):
Change in fair value of derivative warrant liabilities	6,044,160	(6,375,360)	10,577,280	5,209,280
Investment income on Trust Account	480,457	(4,412)	528,188	121,699
Income before income tax expense	5,485,291	(8,851,759)	9,158,310	2,523,957
Income tax expense	97,210	-	97,210	21,269
Net income (loss)	$5,388,081	$(8,851,759)	$9,061,100	$2,502,688

Weighted average shares outstanding of Class A common stock	33,120,000	33,120,000	33,120,000	33,120,000
Basic and diluted net income (loss) per share, Class A common stock	$0.13	$(0.21)	$0.22	$0.06
Weighted average shares outstanding of Class B common stock	8,280,000	8,280,000	8,280,000	8,280,000
Basic and diluted net income (loss) per share, Class B common stock	$0.13	$(0.21)	$0.22	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND Six MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,280,000	$828	$-	$(27,384,009)	$(27,383,181)
Net income	-	-	-	-	-	3,673,019	3,673,019
Balance - March 31, 2022	-	-	8,280,000	828	-	(23,710,990)	(23,710,162)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	(154,716)	(154,716)
Net income	-	-	-	-	-	5,388,081	5,388,081
Balance - June 30, 2022	-	$-	8,280,000	$828	$-	$(18,477,625)	$(18,476,797)

FOR THE THREE AND Six MONTHS ENDED June 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	8,280,000	$828	$-	$(38,000,519)	$(37,999,691)
Net income	-	-	-	-	-	11,354,447	11,354,447
Balance - March 31, 2021	-	-	8,280,000	828	-	(26,646,072)	(26,645,244)
Net loss	-	-	-	-	-	(8,851,759)	(8,851,759)
Balance - June 30, 2021	-	$-	8,280,000	$828	$-	$(35,497,831)	$(35,497,003)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,061,100	$2,502,688
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(528,188)	(121,699)
Change in fair value of derivative warrant liabilities	(10,577,280)	(5,209,280)
Changes in operating assets and liabilities:
Prepaid expenses	42,835	82,517
Accounts payable	26,047	72,940
Accrued expenses	(17,339)	56,508
Due to related party	-	(20,200)
Franchise tax payable	(127,112)	1,063
Accrued income tax	97,210	21,269
Accrued liabilities	1,336,276	2,153,500
Net cash used in operating activities	(686,451)	(460,694)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay franchise tax	226,305	100,278
Net cash provided by investing activities	226,305	100,278

Net change in cash	(460,146)	(360,416)

Cash - beginning of the period	742,500	922,756
Cash - end of the period	$282,354	$562,340

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 26, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the Trust Account (as defined below) from the proceeds of its Initial Public Offering.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $282,000 in its operating bank account, and working capital of approximately $376,000 (not including tax obligations of approximately $114,000 that may be paid using investment income earned in the Trust Account).

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

In connection with the management assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to complete a business combination by the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2022 and December 31, 2021.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, due to related party, income tax payable and franchise tax payable approximate their fair values due to the short-term nature of the instruments.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants” as defined in Note 3) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statement of operations. The fair value of Public Warrants, was initially calculated using a Monte Carlo model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Private Placement Warrants was initially calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Beginning in January 2021, the fair value of the Public Warrants is determined based on the listed price in an active market for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of June 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 33,120,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the condensed balance sheets.

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021, The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 25,184,000 shares of common stock because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common stock is the same as basic net income  per common stock for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common stock:

	For The Three Months Ended June 30, 2022		For The Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$4,310,465	$1,077,616	$7,248,880	$1,812,220

Denominator:
Basic and diluted weighted average common stock outstanding	33,120,000	8,280,000	33,120,000	8,280,000

Basic and diluted net income per common stock	$0.13	$0.13	$0.22	$0.22

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For The Three Months Ended June 30, 2021		For The Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$(7,081,407)	$(1,770,352)	$2,002,150	$500,538

Denominator:
Basic and diluted weighted average common stock outstanding	33,120,000	8,280,000	33,120,000	8,280,000

Basic and diluted net income (loss) per common stock	$(0.21)	$(0.21)	$0.06	$0.06

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On December 13, 2021, as part of the Working Capital Loan, the Company entered an unsecured promissory note in the principal amount of up to $5,000,000 with the Sponsor. This promissory note does not bear interest. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The outstanding balance under the Working Capital Loans amounted to $600,000 as of June 30, 2022 and December 31, 2021.

Due to Related Party

The Company’s officers or directors pay for certain expenses on behalf of the Company. Such expenses are recorded as due to related party and reimbursed to the Company’s officers or directors. As of June 30, 2022 and December 31, 2021, the Company had no amounts due to related party on the condensed balance sheets.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and administrative support. For each of the three months ended June 30, 2022 and 2021, the Company incurred and paid $60,000 in general and administrative expenses to related party expenses on the condensed statements of operations. For each of the six months ended June 30, 2022 and 2021, the Company incurred and paid $120,000 in general and administrative expenses to related party expenses on the condensed statements of operations. As of June 30, 2022 and December 31, 2021, the Company had no balance outstanding on the condensed balance sheets related to this agreement.

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

Deferred Fees

The Company’s counsel agreed to defer certain fees until the consummation of the Company’s initial Business Combination. As of June 30, 2022 and December 31, 2021, there were approximately $4.2 million and approximately $2.9 million of such fees in accrued liabilities presented on the accompanying condensed balance sheets, respectively.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company has 16,560,000 and 8,624,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 33,120,000 shares of Class A common stock outstanding subject to possible redemption.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$331,200,000
Less:
Fair value of Public Warrants at issuance	(17,884,800)
Offering costs allocated to Class A common stock subject to redemption amount	(17,870,300)
Plus:
Accretion on Class A common stock subject to possible redemption amount	35,755,100
Class A common stock subject to possible redemption as of December 31, 2021	331,200,000
Increase in redemption value of Class A common stock subject to redemption	154,716
Class A common stock subject to possible redemption as of June 30, 2022	$331,354,716

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 33,120,000 shares of Class A common stock issued or outstanding, all of which were subject to possible redemption, and are classified as temporary equity (see Note 7).

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 8,280,000 Class B ordinary shares issued and outstanding, which reflects the share capitalizations as discussed in Note 4.

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively, by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$331,565,493	$-	$-	$331,565,493
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,656,000	$-	$-	$1,656,000
Derivative warrant liabilities - Private Placement Warrants	$-	$862,400	$-	$862,400

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$331,263,610	$-	$-	$331,263,610
Liabilities:
Derivative warrant liabilities - Public Warrants	$8,611,200	$-	$-	$8,611,200
Derivative warrant liabilities - Private Placement Warrants	$-	$4,484,480	$-	$4,484,480

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022.

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

Results of Operations

Our entire activity since inception through June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of approximately $5.4 million, which consisted of a non-operating gain of approximately $6.0 million for the change in fair value of derivative warrant liabilities, approximately $480,000 of income from investments held in the Trust Account, offset by approximately $930,000 of general and administrative expenses, $60,000 of related party general and administrative expenses, franchise tax expense of approximately $50,000, and approximately $97,000 of income tax expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $8.9 million, which consisted of general and administrative expenses of approximately $2.4 million, franchise tax expense of approximately $50,000, investment expense on the Trust Account of approximately $4,000 and change in fair value of derivative liabilities of approximately $6.4 million.

For the six months ended June 30, 2022, we had net income of approximately $9.0 million, which consisted of a non-operating gain of approximately $10.6 million for the change in fair value of derivative warrant liabilities, approximately $528,000 of income from investments held in the Trust Account, offset by approximately $1.7 million of general and administrative expenses, $120,000 of related party general and administrative expenses and franchise tax expense of approximately $98,000, and approximately $97,000 of income tax expenses.

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $282,000 in our operating bank account and working capital of approximately $376,000 (not including tax obligations of approximately $114,000 that may be paid using investment income earned in the Trust Account).

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

In connection with the management assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to complete a business combination by the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 33,120,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the condensed balance sheets.

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

The 16,560,000 Public Warrants issued in connection with the Initial Public Offering and the 8,624,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The fair value of the Public Warrants was initially calculated using a Monte Carlo simulation model that assumes optimal exercise of our redemption option, including the make whole table, at the earliest possible date. The fair value of Private Placement Warrants was initially calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Beginning in January 2021, the fair value of the Public Warrants is determined based on the listed price in an active market for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of June 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 25,184,000 shares of common stock because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common stock is the same as basic net income per common stock for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statement.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed by the Company with the SEC on March 31, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the  Investment Company Act of 1940 . These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

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

Healthcare Services Acquisition Corporation

Date: August 11, 2022	By:	/s/ Joshua B. Lynn
Name: Joshua B. Lynn
Title: Chief Executive Officer