Form 10-Q
period 2022-09-30
Healthcare Services Acquisition Corp
filed 2022-11-10
CIK 1824846

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of  November 10, 2022, 33,120,000 Class A common stock, par value $0.0001, and 8,280,000 Class B common stock, par value $0.0001, were issued and outstanding.

HEALTHCARE SERVICES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements

HEALTHCARE SERVICES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$76,151	$742,500
Prepaid expenses	102,160	234,790
Total current assets	178,311	977,290
Investments held in Trust Account	332,961,041	331,263,610
Total Assets	$333,139,352	$332,240,900

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$43,722	$72,084
Accrued expenses	5,600	17,339
Due to related party	3,772	-
Accrued income tax	467,591	-
Franchise tax payable	65,918	144,044
Total current liabilities	586,603	233,467
Deferred underwriting commissions	11,592,000	11,592,000
Accrued liabilities	4,200,454	2,902,934
Note payable	600,000	600,000
Derivative warrant liabilities	755,520	13,095,680
Total Liabilities	17,734,577	28,424,081

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 33,120,000 shares issued and outstanding at redemption value at approximately $10.04 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	332,330,019	331,200,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,280,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	828	828
Additional paid-in capital	-	-
Accumulated deficit	(16,926,072)	(27,384,009)
Total stockholders’ deficit	(16,925,244)	(27,383,181)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$333,139,352	$332,240,900

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$151,328	$992,518	$1,880,354	$3,580,504
General and administrative expenses - related party	60,000	60,000	180,000	180,000
Franchise tax expense	49,863	49,863	147,995	148,899
Total operating expenses	(261,191)	(1,102,381)	(2,208,349)	(3,909,403)
Other income:
Change in fair value of derivative warrant liabilities	1,762,880	5,792,320	12,340,160	11,001,600
Investment income on Trust Account	1,395,548	35,955	1,923,736	157,654
Income before income tax expense	2,897,237	4,725,894	12,055,547	7,249,851
Income tax expense	370,381	-	467,591	21,269
Net income	$2,526,856	$4,725,894	$11,587,956	$7,228,582

Weighted average shares outstanding of Class A common stock	33,120,000	33,120,000	33,120,000	33,120,000
Basic and diluted net income per share, Class A common stock	$0.06	$0.11	$0.28	$0.17
Weighted average shares outstanding of Class B common stock	8,280,000	8,280,000	8,280,000	8,280,000
Basic and diluted net income per share, Class B common stock	$0.06	$0.11	$0.28	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,280,000	$828	$-	$(27,384,009)	$(27,383,181)
Net income	-	-	-	-	-	3,673,019	3,673,019
Balance - March 31, 2022 (unaudited)	-	-	8,280,000	828	-	(23,710,990)	(23,710,162)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	(154,716)	(154,716)
Net income	-	-	-	-	-	5,388,081	5,388,081
Balance - June 30, 2022 (unaudited)	-	-	8,280,000	828	-	(18,477,625)	(18,476,797)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	(975,303)	(975,303)
Net income	-	-	-	-	-	2,526,856	2,526,856
Balance - September 30, 2022 (unaudited)	-	$-	8,280,000	$828	$-	$(16,926,072)	$(16,925,244)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	8,280,000	$828	$-	$(38,000,519)	$(37,999,691)
Net income	-	-	-	-	-	11,354,447	11,354,447
Balance - March 31, 2021 (unaudited)	-	-	8,280,000	828	-	(26,646,072)	(26,645,244)
Net loss	-	-	-	-	-	(8,851,759)	(8,851,759)
Balance - June 30, 2021 (unaudited)	-	-	8,280,000	828	-	(35,497,831)	(35,497,003)
Net income	-	-	-	-	-	4,725,894	4,725,894
Balance - September 30, 2021 (unaudited)	-	$-	8,280,000	$828	$-	$(30,771,937)	$(30,771,109)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE SERVICES ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$11,587,956	$7,228,582
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(1,923,736)	(157,654)
Change in fair value of derivative warrant liabilities	(12,340,160)	(11,001,600)
Changes in operating assets and liabilities:
Prepaid expenses	132,630	175,297
Accounts payable	(28,362)	60,927
Accrued expenses	(11,739)	(6,132)
Due to related party	3,772	(20,200)
Franchise tax payable	(78,126)	36,937
Accrued income tax	467,591	21,269
Accrued liabilities	1,297,520	3,046,833
Net cash used in operating activities	(892,654)	(615,741)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay franchise taxes	226,305	114,267
Net cash provided by investing activities	226,305	114,267

Net change in cash	(666,349)	(501,474)

Cash - beginning of the period	742,500	922,756
Cash - end of the period	$76,151	$421,282

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 26, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the Trust Account (as defined below) from the proceeds of its Initial Public Offering.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $76,000 in its operating bank account, and working capital of approximately $125,000 (not including tax obligations of approximately $534,000 that may be paid using investment income earned in the Trust Account).

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

In connection with the management assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to complete a Business Combination by the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and impact the Company’s ability to complete a Business Combination.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, due to related party, income tax payable and franchise tax payable approximate their fair values due to the short-term nature of the instruments.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants” as defined in Note 3) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statement of operations. The fair value of Public Warrants, was initially calculated using a Monte Carlo model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Private Placement Warrants was initially calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Beginning in January 2021, the fair value of the Public Warrants is determined based on the listed price in an active market for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 33,120,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021, The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 25,184,000 shares of common stock because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common stock is the same as basic net income  per common stock for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table reflects the calculation of basic and diluted net income per common stock:

	For The Three Months Ended September 30, 2022		For The Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$2,021,485	$505,371	$9,270,365	$2,317,591

Denominator:
Basic and diluted weighted average common stock outstanding	33,120,000	8,280,000	33,120,000	8,280,000

Basic and diluted net income per common stock	$0.06	$0.06	$0.28	$0.28

	For The Three Months Ended September 30, 2021		For The Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$3,780,715	$945,179	$5,782,866	$1,445,716

Denominator:
Basic and diluted weighted average common stock outstanding	33,120,000	8,280,000	33,120,000	8,280,000

Basic and diluted net income per common stock	$0.11	$0.11	$0.17	$0.17

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On December 13, 2021, as part of the Working Capital Loan, the Company entered an unsecured promissory note in the principal amount of up to $5,000,000 with the Sponsor. This promissory note does not bear interest. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The outstanding balance under the Working Capital Loans amounted to $600,000 as of September 30, 2022 and December 31, 2021.

Due to Related Party

The Company’s officers or directors pay for certain expenses on behalf of the Company. Such expenses are recorded as due to related party and reimbursed to the Company’s officers or directors. As of September 30, 2022 and December 31, 2021, the Company had $3,772 and $0 outstanding in due to related party on the condensed balance sheets.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and administrative support. For each of the three months ended September 30, 2022 and 2021, the Company incurred and paid $60,000 in general and administrative expenses to related party expenses on the condensed statements of operations. For each of the nine months ended September 30, 2022 and 2021, the Company incurred and paid $180,000 in general and administrative expenses to related party expenses on the condensed statements of operations. As of September 30, 2022 and December 31, 2021, the Company had no balance outstanding on the condensed balance sheets related to this agreement.

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

Deferred Fees

The Company’s counsel agreed to defer certain fees until the consummation of the Company’s initial Business Combination. As of September 30, 2022 and December 31, 2021, there were approximately $4.2 million and approximately $2.9 million of such fees in accrued liabilities presented on the accompanying condensed balance sheets, respectively.

Note 6 - Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, the Company has 16,560,000 and 8,624,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 33,120,000 shares of Class A common stock outstanding subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$331,200,000
Less:
Fair value of Public Warrants at issuance	(17,884,800)
Offering costs allocated to Class A common stock subject to redemption amount	(17,870,300)
Plus:
Accretion on Class A common stock subject to possible redemption amount	35,755,100
Class A common stock subject to possible redemption as of December 31, 2021	331,200,000
Increase in redemption value of Class A common stock subject to redemption	154,716
Class A common stock subject to possible redemption as of June 30, 2022	331,354,716
Increase in redemption value of Class A common stock subject to redemption	975,303
Class A common stock subject to possible redemption as of September 30, 2022	$332,330,019

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 33,120,000 shares of Class A common stock issued or outstanding, all of which were subject to possible redemption, and are classified as temporary equity (see Note 7).

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 8,280,000 Class B common shares issued and outstanding, which reflects the share capitalizations as discussed in Note 4.

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively, by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$332,961,041	$-	$-	$332,961,041
Liabilities:
Derivative warrant liabilities - Public Warrants	$496,800	$-	$-	$496,800
Derivative warrant liabilities - Private Placement Warrants	$-	$258,720	$-	$258,720

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury Securities	$331,263,610	$-	$-	$331,263,610
Liabilities:
Derivative warrant liabilities - Public Warrants	$8,611,200	$-	$-	$8,611,200
Derivative warrant liabilities - Private Placement Warrants	$-	$4,484,480	$-	$4,484,480

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in April 2021. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022.

HEALTHCARE SERVICES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

For the three and nine months ended September 30, 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $1.8 million and $12.3 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

For the three and nine months ended September 30, 2021, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $5.8 million and $11.0 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

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

Results of Operations

Our entire activity since inception through September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of approximately $2.5 million, which consisted of approximately $1.8 million for the change in fair value of derivative warrant liabilities, approximately $1.4 million of income from investments held in the Trust Account, offset by approximately $151,000 of general and administrative expenses, $60,000 of related party general and administrative expenses, franchise tax expense of approximately $50,000, and approximately $370,000 of income tax expense.

For the three months ended September 30, 2021, we had a net income of approximately $4.7 million, which consisted of investment income on the Trust Account of approximately $36,000 and change in fair value of derivative liabilities of approximately $5.8 million, partially offset by general and administrative expenses of approximately $1.0 million, $60,000 of related party general and administrative expenses, and franchise tax expense of approximately $50,000.

For the nine months ended September 30, 2022, we had net income of approximately $11.6 million, which consisted of approximately $12.3 million for the change in fair value of derivative warrant liabilities, approximately $1.9 million of income from investments held in the Trust Account, offset by approximately $1.9 million of general and administrative expenses, $180,000 of related party general and administrative expenses, franchise tax expense of approximately $148,000, and approximately $468,000 of income tax expense.

For the nine months ended September 30, 2021, we had a net income of approximately $7.2 million, which consisted of investment income on the Trust Account of approximately $158,000 and change in fair value of derivative liabilities of approximately $11.0 million, partially offset by general and administrative expenses of approximately $3.6 million, $180,000 of related party general and administrative expenses, franchise tax expense of approximately $149,000 and income tax expense of approximately $21,000.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $76,000 in our operating bank account and working capital of approximately $125,000 (not including tax obligations of approximately $534,000 that may be paid using investment income earned in the Trust Account).

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

In connection with the management assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management plans to complete a Business Combination by the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 28, 2022. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and impact the Company’s ability to complete a Business Combination.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 33,120,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the condensed balance sheets.

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

The 16,560,000 Public Warrants issued in connection with the Initial Public Offering and the 8,624,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The fair value of the Public Warrants was initially calculated using a Monte Carlo simulation model that assumes optimal exercise of our redemption option, including the make whole table, at the earliest possible date. The fair value of Private Placement Warrants was initially calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Beginning in January 2021, the fair value of the Public Warrants is determined based on the listed price in an active market for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 25,184,000 shares of common stock because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common stock is the same as basic net income per common stock for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statement.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Healthcare Services Acquisition Corporation

Date: November 10, 2022	By:/s/ Joshua B. Lynn
Name: Joshua B. Lynn
Title: Chief Executive Officer